Form 10KSB
period 2006-12-31
Denarii Resources Inc.
filed 2007-10-25
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended :December 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number  333-135354

DENARII RESOURCES INC.
 (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0491567 (I.R.S. Employer Identification No.)

999 West Hastings Street, Vancouver, British Columbia (Address of principal executive offices)	V6C 2W2 (Zip Code)

Issuer’s telephone Number: Tel: (604) 685-7552

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2006 is: Nil.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,448,000 Shares of Common Stock, $0.001 par value, outstanding as of October 24, 2007.

ITEM 1.   DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Denarii Resources Inc.  (the "Company" or "we" or “us” or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of molybdnenum and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Organizational History

We were incorporated in the State of Nevada on March 23, 2006, to operate as a developmental stage company engaged in the business of exploring mining claims in the Province of British Columbia, Canada.

Our headquarters are located at 999 West Hastings Street Vancouver, British Columbia V6C 2W2

Overview

Denarii Resources Inc. was incorporated in the State of Nevada on March 23, 2006. Denarii Resources Inc. was formed to explore for molybdenum and other minerals.

The Company’s property, known as McNab Molybdenum, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises two mineral claims containing 16 cell claim units totalling 334.809 hectares.

We are an exploration company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is conducted and an evaluation by a professional geologist of the exploration program concludes economic feasibility.  We have not earned any revenues to date. We plan to earn revenues from sales of any discovered molybdnenum, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploit the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

We have elected a fiscal year end of December 31.

Business Overview

Property Acquisition Details

In 2006 the Company purchased mining claims located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises two mineral claims containing 16 cell claim units totalling 334.809 hectares. The Company paid $10,000 USD for the McNab Molybdenum property.

Land Status, Topography, Location, and Access

The McNab property is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  The property can be reached directly from Vancouver by helicopter.  Alternatively, water transportation or floatplane can be used to reach the logging camp at tidewater, and then by 10 km of good logging roads to the property. Arrangements can be made to rent a truck from the logging company to allow road access to the property.

Mining Claims

The McNab Property comprises two mineral claims containing 16 cell claim units totaling 334.809 hectares;

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
502465	Jan. 12, 2008	4	83.702
531749	April 10, 2008	12	251.107
		16	334.809

Topography within the claims area is relatively hilly with the average elevation being about 100 to 200m above sea level. The climate is mild and typical of low elevation areas on the East Coast of Vancouver Island. Rainfall is, at times, heavy and continuous. Vegetation is largely second growth spruce, fir and cedar in the property area and, in general, the forest is thick and slow to traverse, unless recently logged.

The McNab Molybdnenum Property is located on McNab Island in the Nanaimo Mining Division about 10 km north of Campbell River, Vancouver Island. It comprises two mineral claims containing 33 cell claim units totaling 683.743 hectares. The two mineral claims are located along the valley of a creek that flows at its southern end into Gowlland Harbour. Access to the showings is by ferry from Campbell River to Quathiaski Cove on McNab Island and then by paved highway and logging roads to the two mineral claims. Recent logging on the property has established an excellent system of roads and rock exposures within the logging slashes.

MCNAB PROPERTY REGIONAL LOCATION MAP

REGIONAL GEOLOGY

Molybdenum mineralization in granitic rock was discovered in 1977 during the building of a logging road up the McNab Creek Valley.  There is no previous record of molybdenum discoveries in the valley, with the sole exception of Howe Molybdnenum Mine, located beyond the headwaters of McNab Creek on Mount Donaldson.  The nearest similar mineral deposit of the porphyry Mo-Cu type is the +100 mt Gambier Island Cu-Mo deposit located about 15 km to the southeast.

The McNab Molybdenum Property is underlain by the various phases of the Cenozoic-Mesozoic Coast Plutonic Complex and a small pendant of Lower Cretaceous Gambier Group metavolcanic and metasedimentary rocks.  The intrusive rocks vary from quartz diorite with diorite inclusions, to granodiorite.  Mineralization consists of pyrite, chalcopyrite, molybdenite, and minor bornite occurring in the quartz diorite near its projected contact with granodiorite.  The sulphides occur either on fracture plane surfaces or are associated with quartz veining.  Minor sericite, epidote and chlorite are evident.  Gambier Group rocks mask the eastward continuation of the mineralization.

The property and mineralization were described by S.S Tan, P. Eng. in a July 5, 1977 report as “Mineralization in the main showing is exposed for a north-south distance of 450 feet along the west bank of a roadcut.  Molybdenite with lesser chalcopyrite and pyrite occurs as streaks, patches and disseminations in closely spaced quartz veinlets and stringers within the quartz diorite porphyry host rock.  A pyrite halo limits this stockwork Mo-Cu mineralization to the north and south.  The property is favorable for the occurrence of the larger-tonnage low-grade Mo-Cu porphyry type deposit.  The proximity to tidewater and the occurrence of Mo-Cu porphyry type showing makes this an attractive exploration target for the search of such economic mineral deposits.”

In a 1980 assessment report pertaining to a 370-sample geochemical soil survey of the area, J.W. Murton, P. Eng. describes two strong molybdenum and coincident molybdnenum soil anomalies, which were discovered peripheral to the showings.  Additional surveys and rock trenching were recommended but no further geological work has been recorded.

GEOLOGY OF THE MINERAL CLAIMS

The McNab property straddles the McNab Creek Valley and covers the adjoining mountainsides.  Much of the valley bottom is filled with glacial debris and dense brush. Fir, hemlock, cedar, spruce, alder and maple trees, huckleberry bushes and moss are the prevailing vegetation found.  Black bear, mountain goat, cougar, deer, wolf and a variety of rodents are found in the vicinity.  The climate is generally moderate and wet, with the bulk of the moisture falling as rain from March to November and as occasional snowfall in the winter months.

The McNab Property is centered on a mineralized area occurring at about 450 metres elevation. Molybdenum showings are located in a road cut on the main logging road, at approximately 450 metres elevation.

The McNab Property covers a zone of porphyry-style molybdenum and molybdnenum mineralization outcropping along the main logging road.  A roadcut located approximately 10 km from tidewater exposes a mineralized zone over 150 metres in width.  Molybdenite, chalcopyrite, bornite and pyrite occur in quartz veins and as disseminations within quartz diorite and granodiorite porphyritic intrusives.  Several molybdnenum and molybdenum soil anomalies have been delineated adjacent to the known mineralized area.

MCNAB MOLYBDENUM PROPERTY MAP

EXPLORATION HISTORY AND PREVIOUS OPERATIONS

The only recorded exploration work on the molybdenum showing occurred between 1977 and 1980, following discovery in 1977. Silverado Mines Ltd., a public listed company, funded this work. A geochemical soil survey done in 1979 is the most recent exploration work in the area.

PROPOSED PROGRAM OF EXPLORATION

Our plan of operation is to conduct mineral exploration activities on the McNab property in order to determine whether these claims have any potential for molybdenum and other mineralization.

A proposed work program includes construction of a control grid, geological mapping and rock sampling of surface showings, a soil and silt geochemical sampling program, IP geophysical survey, and rock trenching.  Based on a compilation of these results, a diamond drill program will be designed to explore and define the potential resources.

A proposed work program includes construction of a control grid, geological mapping and rock sampling, a soil and silt geochemical sampling program, IP geophysical survey, and rock trenching. Based on a compilation of these results, a diamond drill program will be designed to explore and define the potential resources. The following development program is designed to test the property for potentially mineable molybdnenum deposits using locally proven geological concepts and exploration techniques.

For a property-wide exploration program the Company plans to include:

Ø	Reconnaissance geological mapping, prospecting and rock sampling, helicopter transportation.
Ø	Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets.
Ø	1000 metres of diamond drilling including geological supervision, assays, report and other ancillary costs.

OVERVIEW OF THE MOLYBDENUM

Molybdenum (from the Greek molybdos meaning “lead-like) is not found free in nature. Instead, it is always part of a compound. Molybdenum was one of the first metals to be discovered by a modern chemist Molybdenum is a hard, silvery metal with a very high melting point. It is used primarily to make alloys with other metals. An alloy is a mixture of two or more metals. The mixture has properties different from those of the individual metals. The most common alloys of molybdenum are those with steel.

Molybdenum improves the strength, toughness, resistance to wear and corrosion, and ability to harden steel. A number of molybdenum compounds are used in industry and research. Molybdenum disulfide is still used as a lubricant, as it was over two hundred years ago as the slippery black powder looks and behaves much like graphite. Molybdenum is used in industrial operations to reduce the friction between sliding or rolling parts. It does not break down when heated or used for very long periods of time. Other compounds of molybdenum are used as protective coatings in materials used at high temperatures; as solders; as catalysts; as additives to animal feeds; and as pigments and dyes in glasses, ceramics, and enamels.

Health effects. Molybdenum is relatively safe for humans and animals. No studies have shown it to be toxic. In fact, it is regarded as a necessary trace element for the growth of plants. A trace element is one that is needed in very small amounts for the proper growth of a plant or an animal.

Molybdenum’s abundance in the Earth's crust is estimated to be approximately 1 to 1.5 parts per million. That makes it about as common as tungsten and many of the rare earth (lanthanide) elements. About two-thirds of all the molybdenum in the world comes from Canada, Chile, China, and the United States. In the United States, molybdenum ores are found primarily in Alaska, Colorado, Idaho, Nevada, New Mexico, and Utah.

Molybdenum prices increased from a low of about $2 per pound in 2000, to about $30 per pound as of 2006.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to conduct all mineral exploration activities in accordance with provincial and federal regulations. The company conducts the daily business under the guidelines of the State of Nevada. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters.  Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.  We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct our proposed exploration program.

EMPLOYEES

At present, we have no employees other than our sole Officer who provides services on a consultant basis. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks related to Our financial results

WE HAVE INCURRED LOSSES SINCE INCEPTION, HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2006, we have incurred a loss and have no revenues to date.  There is no assurance, we will be able to derive revenues from our exploration of our mineral claims, successfully achieve positive cashflow or that our mineral exploration business will be successful. Furthermore, in light of our losses, we will need to generate revenues in order to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

Management believes that long-term profitability and growth will depend on our ability to:

	attract and retain our management and hire and retain qualified employees;

	successfully engage in mineral exploration activities;

	commercially exploit the mineral deposits or reserves located on the McNab Molybdnenum Property;

	identify and commercially exploit molybdnenum and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale

	integrate, if at all, our alternative fuel operations;

	successfully implement the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration;” and

	Maintain sufficient volume of inflow of advertising clients.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND THE EXPLORATION AND FINDING OF COMMERCIALLY EXPLOITABLE MINERAL DEPOSITS OR RESERVES, OUR AUDITORS BELIEVE THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred a net loss of $22,826 for the period from March 23,2006 (inception) to December 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from exploration of commercially exploitable mineral deposits or reserves. We have $0 of cash in hand as of December 31, 2006. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures of $150,000.

We expect to continue to experience net losses. Our ability to continue as a going concern is subject to our ability to successfully explore for commercially exploitable mineral deposits or reserves and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we are not able to continue as a going concern, it is likely our investors will lose their investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently have no revenues to date. We do not have any definite arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE DO NOT CONDUCT MINERAL EXPLORATION ON OUR MINERAL CLAIMS AND KEEP THE CLAIMS IN GOOD STANDING, THEN OUR RIGHT TO THE MINERAL CLAIMS WILL LAPSE AND WE WILL LOSE EVERYTHING THAT WE HAVE INVESTED AND EXPENDED TOWARDS THESE CLAIMS.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.

Risks Related To Our Business And Our Industry

OUR COMPANY WAS RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE REVENUES AND INCOME AND ULTIMATE ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on March 23, 2006 to the end of our fiscal year ended December 31, 2006, we have not earned any revenue. The purchase or ownership of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR MOLYBDNENUM AND OTHER MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result, there can be no assurance that we will be successful in our exploration activities. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

OUR MANAGEMENT TEAM CONSISTS OF ONE MEMBER, MR. CHRIS LORI, OUR SOLE EXECUTIVE OFFICER, AND WE ARE SOLELY GOVERNED BY ONE DIRECTORS, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Mr. Chris Lori, our sole executive officer and director, make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. Our director exercise control over matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Mr. Lori, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE OUR SOLE EXECUTIVE OFFICER, MR. CHRIS LORI, CONTROLS OVER 50% OF OUR OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY MR. LORI ARE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Mr. Chris Lori, our sole executive officer and a member of our board of directors, controlled over 50% of our issued and outstanding shares of common stock, as of October 24, 2007. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Lori is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Lori may not be, at all times, the same as those of other shareholders. Since Mr. Lori is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Lori exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Lori will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of the Company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Lori may also have the effect of delaying, deferring or preventing a change in control of the Company which may be disadvantageous to minority shareholders.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with no employees as of December 31, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and hope that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

SINCE MR CHRIS LORI, OUR EXECUTIVE OFFICER AND A MEMBER OF OUR BOARD OF DIRECTORS, IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST HIM.

Accordingly, if an event occurs that gives rise to any liability, shareholders would likely have difficulty in enforcing such liabilities because Mr. Lori, our sole executive officer and a member of our board of directors, resides outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

BECAUSE MR. CHRIS LORI, OUR SOLE EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

It is possible that the demands on Mr. Chris Lori, our sole executive officer and a member of our board of directors, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, he may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves.

WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF MOLYBDNENUM AND OTHER MINERALS, WHICH IS BEYOND OUR CONTROL. THE PRICE OF MOLYBDNENUM AND OTHER METALS IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL.

The prices for molybdnenum and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of molybdnenum and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs of and the viability of our projects.

MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and financial and human resources than us. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire new projects. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining in Canada is regulated by the government agencies at the Federal and Provincial levels in that country. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a mining company.

The molybdnenum and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with molybdnenum and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project.

MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS IN CANADA. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by Federal and Provincial Governments in Canada. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS .

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. While we believe that such exemptions were applicable to offers and sales of our common stock, we have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies

Risks Related to this Offering and Our Common Stock

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.  The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. We have filed a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB. Thus, currently there is no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all.

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

If we ever achieve a listing of our Common Stock, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event we successfully acquire the remaining share capital of Denarii Resources, stockholders who have been issued shares in this Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

IF WE EVER ACHIEVE A LISTING OF OUR COMMON STOCK, OUR SHARES MAY QUALIFY AS PENNY STOCK AND. AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2.   DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: 999 West Hastings Street Vancouver BC, British Columbia V6C 2W2, and our telephone number is (604) 685 7552.

McNab Molybdnenum Property

For a description of Molybdnenum Property and our mineral properties, see Item 1 “Description of Business.”

ITEM 3.   LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. However, from time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. We plan to file a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

Sales of Unregistered Securities

Information regarding our sales of our unregistered securities for the period from inception to fiscal year ended December 31, 2006, has been previously furnished in our Registration Statement on Form SB-1.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. For offerings and sales deemed to be exempt from registration under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings

For offerings and sales deemed to be exempt from registration pursuant to Regulation S promulgated under the Securities Act, the offers and sales to the purchasers were made in offshore transactions. None of the purchasers were a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Some of the information contained in this Annual Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of molybdnenum and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Overview

We are a developmental stage company engaged in the business of exploration and discovery of molybdnenum, minerals, mineral deposits and reserves. We have staked two mineral claims containing 16 cell claim units. Throughout this Annual Report, we refer to these mining claims as the “McNab Molybdnenum property” We purchased the McNab Molybdnenum property in 2006.

We have not earned any revenues to date. We plan to earn revenues from sales of any discovered molybdnenum, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploitable the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

In addition to our management’s approach of gaining greater access to capital markets, subject to the availability of resources and personnel and existence of proven and probable molybdnenum and mineral reserves, we are currently continuing to and intend to proceed in the future with (1) our business of acquiring and exploring molybdnenum and mineral properties with proven and probable reserves principally, with the objective of identifying molybdnenum and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the McNab Molybdnenum Property, and (3) the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration.”

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Annual Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

Plan Of Operations

Subject to the availability of resources and personnel, our business plan for the next year is to proceed with (i) the exploration of the McNab Molybdnenum Property to determine whether there is any potential for molybdnenum on our mineral claim, (ii) our business of acquiring and exploring molybdnenum and mineral properties with proven and probable reserves principally, with the objective of identifying molybdnenum and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection titled “Proposed Program of Exploration,” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate. Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000, $100,000 and $175,000.00 respectively. As of December 31, 2006 we have no cash on hand to proceed with this exploration program. The lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the McNab Molybdnenum Property or to otherwise acquire and explore other molybdnenum and mineral properties.

If we decide not to proceed with the exploration of our mineral claim due to our determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results Of Operations

The accompanying financial statements show that we have incurred a net loss of $22,826 for the period from March 23, 2006 (inception) to December 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity And Capital Resources

At December 31, 2006, our cash was $0 and we had an accounts payable of $12,826.  Since our inception on March 23, 2006, to the end of our fiscal year ended December 31, 2006, we have incurred a loss of $22,826. We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company.  At December 31, 2006, we had an accumulated deficit of $22,826.

From our inception on March 23, 2006 to the end of the period December 31, 2006, net cash provided by financing activities was $10,000 which was derived from the issuance and sales of our common stock.  For the period ended December 31, 2006, net cash used in the purchase of the McNab Molybdnenum Property was $10,000.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, while we believe that recent financing will provide us sufficient cash and cash equivalents to execute our Phase I operations, unless we are successful in achieving Completion of the Acquisition Agreement, we do not anticipate having sufficient cash and cash equivalents amounts to execute our operations subsequent to this period. Thus, we may need to obtain additional financing to operate our business for the next twelve months. We hope to raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note #2 of our Financial Statements filed herewith.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2006 been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended December 31, 2006.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

Chris Lori (1)	44	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	March 2006

(1) Mr. Lori was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 23, 2006.

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

Chris Lori is an Olympic class athlete. Chris competed on Canada’s national track and field team in summer and bobsledding during the winter season. He spent fourteen years in bobsledding and effectively established Canada as a world leader in the sport by winning the Overall World Cup title, as well, accumulating nine crystal globes for Overall World Cup, along with twenty two world cup medals and competed in four Olympic Winter Games, concluding in Nagano, Japan 1998.

While competing in sport, Chris pursued an interest in the financial markets. Since 1999/00, Chris has built two companies that operate in the foreign exchange trading sector. Seaview Capital Inc., a company that manages currency investment funds on behalf of private and institutional clients worldwide. In addition, Seaview Partners Inc., a company that specializes in consulting services to various corporations and individuals who are engaged in the currency markets.

Chris is a globally recognized speaker and has traveled to share his knowledge with financial professionals in Canada, USA, UK, Australia, South Africa and Singapore.

Board Committees

At this time the board has no committees, including audit, nominating or compensation committee, but we intend to create such committees sometime in the second calendar quarter of 2007.

Code of Ethics

As of the date of this Annual Report, we have not adopted a Code of Ethics (the “Code of Ethics”) applicable to our principal executive, financial and accounting officer or persons performing similar functions.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for the period from March 23, 2006 (date of inception) to the end of our fiscal year ended December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Chris Lori Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director (2)	2006	--	--	--	--	--	--	--	--

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

(2) Mr. Lori was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and Director from the date of inception of our company, March 23, 2006.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2006 and grants of options to purchase our common stock under our equity compensation plans, if any, to the named executive officers during the fiscal year ended December 31, 2006. As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Lori	---	---	—	---	—	—	—	—	—

Employment Agreements

None:

Director Compensation

The following table sets forth with respect to each of our directors, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Chris Lori(1)	—	—	—	—	—	—	—

(1) Mr. Lori was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 23, 2006.

Directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Denarii Resources Inc.,999 West Hastings Street Vancouver, British Columbia V6C 2W2,  Tel: 604-685-7552.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class
Chris Lori	Common Stock	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	3,000,000	37.5%

 (1) Percentage ownership is based upon 8,000,000 shares of common stock outstanding on December 31, 2006 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2006 and assumes the conversion of preferred shares held by such person (but not by anyone else).

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Equity Compensation Table

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions with Related Persons, Promoters and Certain Control Persons

During the year ended December 31, 2006, there have not been any transactions or proposed transactions to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

In the event we enter into any transaction with persons related to us, our board of directors will evaluate the terms of all of the such transactions to ensure that such are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

ITEM 13.  EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit Number	Description
3(i)	Articles of Incorporation of the Company dated March 23, 2006. (1)

3(ii)	By-laws (1)

10.1	Asset Purchase Agreement dated April 13, 2006, entered into by and between James Laird and the Company (1)

31.1	Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1
Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on June 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to our company by our principal accountants for professional services rendered in connection with the fiscal year ended December 31, 2006.

December 31, 2006
Fee Type

Audit fees	$	[3000	]
Audit related fees		[1000	]
Registration statement fees		[500	]
Tax fees		[0	]
All other fees		[0	]

Total fees	$	[4,500	]

Audit fees consist of billings for professional services rendered for the audit of our company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our company’s consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-1 registration statement filed by the Company during 2006.  The Company filed its Form SB-1 on June 27, 2006.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2006, were approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENARII RESOURCES INC.

Dated: October 24, 2007	By:	/s/ Chris Lori
Chris Lori
Chief Executive Officer, President, acting Chief Financial Officer and acting Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Lori	Chief Executive Officer, President,	October 24, 2007
Chris Lori	acting Chief Financial Officer, acting Principal
Accounting Officer and Director

DENARII RESOURCES INC.

Report Of Independent Registered Public Accounting Firm

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Denarii Resources Inc (An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Denarii Resources Inc (An Exploration Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception March 23, 2006 through December 31, 2006 and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denarii Resources Inc (An Exploration Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception March 23, 2006 through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s net losses and accumulated deficit of $22,826 from March 23, 2006 (inception) to December 31, 2006 and has not generated any revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 17, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

DENARII RESOURCES INC.
(An Exploration Stage Company)
Balance Sheet
(Stated in US Dollars)

	As of
	December 31,	May 31,
	2006	2006
	(Audited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Fixed asstes
Total fixed assets	-	-

Total Assets	-	-

Liabilities
Current liabilities
Accounts payable	$12,826	$12,826
Total current liabilities	12,826	12,826

Long term liabilities	-	-

Total Liabilities	12,826	12,826

Equity
100,000,00 Common Shares Authorized, 8,000,000 Shares Issued at Founders, @ $0.001 Per Share	8,000	8,000
Additional paid-in capital	2,000	2,000
Retained earnings (deficit)	(22,826)	(22,826)
Total stockholders equity	(12,826)	(12,826)

Total liabilites and stockholders equity	$-	$-

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Income Statement
(Stated in US Dollars)

	For the year ended	From inception (March 23, 2006) to
	December 31, 2006	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounting & Legal Fees	11,971	11,971
Corporate State Filing Fees	855	855
Total Expenses	22,826	22,826

Net Income (Loss)	$(22,826)	$(22,826)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)

Weighted Average Number of Shares	8,000,000	8,000,000

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 23, 2006) to December 31, 2006
(Stated in US Dollars)

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.001 per share	8,000,000	$8,000	$2,000		$10,000

Net (Loss) for period				(22,826)	(22,826)
Balance, December 31, 2006	8,000,000	8,000	2,000	(22,826)	(12,826)

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in US Dollars)

	For the year ended	From inception (March 23, 2006) to
	December 31, 2006	December 31, 2006
Cash Flow From Operating Activities
Net income (loss)	$(22,826)	$(22,826)
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounts payable	12,826	12,826
Net cash used in operating activities	-	-

Cash Flow From Investing Activities
Purchase of mineral claim	(10,000)	(10,000)
Net cash used in investing activities	$(10,000)	$(10,000)

Cash Flow from Financing Activities
Common shares issued at founders @ $0.001 per share	8,000	8,000
Additional paid-in capital	2,000	2,000
Net cash provided by financing activities	$10,000	$10,000

Cash at beginning of period	-	-
Cash at end of period	$-	$-

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-
Stock issued for accounts payable	$-	$-
Stock issued for notes payable and interest	$-	$-
Stock issued for convertible debentures and interest	$-	$-
Convertible debentures issued for services	$-	$-
Warrants issued	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-
Note payable issued for finance charges	$-	$-
Forgiveness of note payable and accrued interest	$-	$-

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company).
Footnotes to the Financial Statements.
From Inception (March 23, 2006 to December 31, 2006)
(Stated in US Dollars)

NOTE 1 -       ORGANIZATION AND DESCRIPTION OF BUSINESS

Denarii Resources, Inc. (“Denarii Resources” or the “Company”) was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Our property, known as the McNab Molybdenum Property, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises two mineral claims containing 16 cell claim units totaling 334.809 hectares

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.  Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.   Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

d.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Assets

The company holds no assets as of December 31, 2006.

As of
	December 31,	May 31,
	2006	2006
	(Audited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Mineral Property

During the period from inception (March 23, 2006) to December 31, 2006, the Company purchased mining claims located in the McNab Molybdenum Property, located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  Access to the property is presently via water or helicopter.  The property consists of 334.809 hectares

The company plans to development these claims by performing reconnaissance geological mapping, prospecting and rock sampling.  Further development will include sample drilling and reporting of drilling results.  These development costs are estimated to be approximately $250,000.  The company will have to raise money to cover these costs.

In accordance with FASB No. 89 paragraph 14 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception (March 23, 2006) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2006 and has paid expenses of $22,826 during the same period, $855 representing corporate state filing fees, $10,000 in recognition of an impairment loss for the mineral claims and $11,971 in accounting, legal and filing fees.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its McNab Molybdenum property is to be held and used for impairment, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the McNab Molybdenum.

In accordance with FASB 144, 25,  “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.” The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

	For the year ended	From inception (March 23, 2006) to
	December 31, 2006	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounting & Legal Fees	11,971	11,971
Corporate State Filing Fees	855	855
Total Expenses	22,826	22,826

Net Income (Loss)	$(22,826)	$(22,826)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the year ended	From inception (March 23, 2006) to
	December 31, 2006	December 31, 2006
Net Income (Loss)	$(22,826)	$(22,826)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)

Weighted Average Number of Shares	8,000,000	8,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	December 31,	May 31,
	2006	2006
	(Audited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

 j. Liabilities

Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $12,826 as of December 31, 2006.

	As of
	December 31,	May 31,
	2006	2006
	(Audited)	(Audited)
Current liabilities
Accounts payable	$12,826	$12,826
Total current liabilities	12,826	12,826

Long term liabilities	-	-

Total Liabilities	12,826	12,826

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

As of December 31, 2006, there are Eight Million (8,000,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 -        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($22,826) for the period from March 23, 2006 (inception) to December 31, 2006 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 -        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($22,826) for the period from March 23, 2006 (inception) to December 31, 2006 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.