Form 10QSB
period 2007-05-31
Denarii Resources Inc.
filed 2007-10-26
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period __________ to __________

Commission File Number: 333-135354

DENARII RESOURCES INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

999 West Hastings Street, Suite 510, Vancouver B.C. V6C 2W2
(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 685 7552

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,448,000. Shares of Common Stock, $0.001 par value, utstanding as of October 24, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES.
ITEM 1.	LEGAL PROCEEDINGS.[
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.[
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5.	OTHER INFORMATION.[
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

PART 1.	FINANCIAL INFORMATION

DENARII RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Denarii Resources Inc.

We have reviewed the accompanying balance sheet of Denarii Resources Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Denarii Resources Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 19, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheet

	As of	As of
	March 31, 2007	December 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Accounts Payable	16,495	12,826
Total Current Liabilities	16,495	12,826

Long term Liabilities	0	0

Total Liabilities	16,495	12,826

EQUITY
100,000,00 Common Shares Authorized, 8,000,000 Shares Issued at Founders, @ $0.001 Per Share	8,000	8,000
Additional Paid in Capital	2,000	2,000
Retained Earnings (Loss)	(26,495)	(22,826)
Total Stockholders Equity	(16,495)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Income Statement
From Inception ( March 23, 2006) to March 31, 2007

	For the three months ending March 31,	For the year ended December 31,	From Inception (March 23, 2006) to March 31,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	645	10,000	10,645
Accounting, Legal & Profesional Fees	2,407	11,971	14,378
Corporate Filing Fees	617	855	1,472
Total Expenses	3,669	22,826	26,495

Net Income (Loss)	(3,669)	(22,826)	(26,495)

Basic & Diluted (Loss) per Share	(0.000)	(0.003)	(0.003)

Weighted Average Number of Shares	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( March 23, 2006) to March 31, 2007

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.001 per share	8,000,000	8,000	2,000		10,000

Net (Loss) for period				(22,826)	(22,826)
Balance, December 31, 2006	8,000,000	8,000	2,000	(22,826)	(12,826)

Net (Loss) for period				(3,669)	(3,669)
Balance, March 31, 2007	8,000,000	8,000	2,000	(26,495)	(16,495)

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
From Inception ( March 23, 2006) to March 31, 2007

	For the three months ended March 31,	For the year ended December 31,	From Inception (March 23, 2006) to March 31,
	2007	2006	2007
Cash Flow From Operating Activities
Net Income (Loss)	(3,669)	(22,826)	(26,495)
Recognition of an Impairment Loss (Mineral Claims)		10,000	10,000
Accounts Payable	3,669	12,826	16,495
Net Cash from Operating Activities	-	-	-

Net Cash after Operating Activities.	-	-	-

Cash Flow From Investing Activities	0	(10,000)	(10,000)
Net Cash from Financing Activities	0	(10,000)	(10,000)

Net Cash after Operating and Financial Activities	-	(10,000)	(10,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	-	8,000	8,000
Loan from Shareholder	-	2,000	2,000
Net Cash from Investing Activities	-	10,000	10,000

Net Cash After Operating, Financial and Investing Activities.	-	-	-

Cash at Beginning of Period	-	0	0
Cash at end of Period	-	-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
From Inception (March 23, 2006 to March 31, 2007)
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

e.	Assets

The company holds no assets as of March 31, 2007.

	As of	As of
	March 31, 2007	December 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

Mineral Property

In 2006 the Company purchased mining claims located in the McNab Molybdenum Property, located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  Access to the property is presently via water or helicopter.  The property consists of 334.809 hectares

The company plans to development these claims by performing reconnaissance geological mapping, prospecting and rock sampling.   Further development will include sample drilling and reporting of drilling results.  These development costs are estimated to be approximately $250,000.  The company will have to raise money to cover these development and exploratory costs.

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

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2007 and has paid expenses of $3,669 during the same period, $617 representing corporate filing fees, $617 in recognition of an impairment loss for the mineral claims and $2,738 in accounting, legal and filing fees.

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

	For the three months ending March 31,	For the year ended December 31,
	2007	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	314	10,000
Accounting, Legal & Profesional Fees	2,738	11,971
Corporate Filing Fees	617	855
Total Expenses	3,669	22,826

Net Income (Loss)	(3,669)	(22,826)

g.	Basic Income (Loss) Per Share

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

	For the three months ending March 31,	For the year ended December 31,
	2007	2006
Net Income (Loss)	(3,669)	(22,826)

Basic & Diluted (Loss) per Share	(0.000)	(0.003)

Weighted Average Number of Shares	8,000,000	8,000,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	As of	As of
	March 31, 2007	December 31, 2006
(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

j.	Liabilities

Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $16,495 as of March 31, 2006.

	As of	As of
	March 31, 2007	December 31, 2006
		(Audited)
LIABILITIES
Accounts Payable	16,495	12,826
Total Current Liabilities	16,495	12,826

Long term Liabilities	0	0

Total Liabilities	16,495	12,826

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($26,495) for the period from March 23, 2006 (inception) to March 31, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Denarii Resources Inc. 's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Denarii Resources Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Overview.

Denarii Resources Inc. (“Denarii” or the “Company”) was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

The Company’s property, known as McNabb Molybdenum, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises two mineral claims containing 16 cell claim units totalling 334.809 hectares.

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Results of Operations for the period ended March 31, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $3,669 for the quarter ended March 31, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $10,000 for the period ended March 31, 2007. At March 31, 2007, we had an accumulated deficit of $26,495.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Off-Balance Sheet Arrangements.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation.

In the opinion of management, inflation has not had a material effect on our operations.

Consultants.

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks.

We do not own, either legally or beneficially, any patent or trademark.

Registration Statement.

On June 27, 2006, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In July of 2006, The Company filed an amendment to the registration statement on the form SB-1.

Holders of Our Common Stock.

As of March 31st, 2007, the Company has 177 shareholder (s) holding 8,000,000 shares of our common stock.

Dividends.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Description of Property.

We currently do not own any property. Our principal offices are located at Suite 510 - 999 West Hastings Street Vancouver, British Columbia, V6C 2W2.

ITEM 3.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a)
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)	Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.	Other Information.

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31st, 2007.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

31.1
Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)	Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on June 27, 2006.

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2007

Signature	Title	Date

/s/CHRIS LORI	Chief Executive Officer, Chief Financial Officer,	October 24, 2007
Chris Lori	President, Secretary, Treasurer and Director (Principal
Executive Officer and Principal Accounting Officer)