Form 10QSB
period 2007-06-30
Denarii Resources Inc.
filed 2007-10-26
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,448,000 Shares of Common Stock, $0.001 par value, utstanding as of October 24, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.                      FINANCIAL INFORMATION

DENARII RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Denarii Resources Inc.

We have reviewed the accompanying balance sheet of Denarii Resources Inc. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Denarii Resources Inc.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 19, 2007

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheet

	As of	As of
	June 30, 2007	December 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Accounts Payable	37,070	12,826
Total Current Liabilities	37,070	12,826

Long term Liabilities	0	0

Total Liabilities	37,070	12,826

EQUITY
100,000,000 Common Shares Authorized, 8,000,000 Shares Issued at Founders, @ $0.001 Per Share	8,000	8,000
Additional Paid in Capital	2,000	2,000
Retained Earnings (Loss)	(47,070)	(22,826)
Total Stockholders Equity	(37,070)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Income Statement
From Inception ( March 23, 2006) to June 30, 2007

	For the six months ending June 30,	For the year ended December 31,	From Inception (March 23, 2006) to June 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	1,720	10,000	11,720
Accounting, Legal & Profesional Fees	22,324	11,971	34,295
Corporate Filing Fees	200	855	1,055
Total Expenses	24,244	22,826	47,070

Net Income (Loss)	(24,244)	(22,826)	(47,070)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)	(0.006)

Weighted Average Number of Shares	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( March 23, 2006) to June 30, 2007

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.001 per share	8,000,000	8,000	2,000		10,000

Net (Loss) for period				(22,826)	(22,826)
Balance, December 31, 2006	8,000,000	8,000	2,000	(22,826)	(12,826)

Net (Loss) for period				(24,244)	(24,244)
Balance, June 30, 2007	8,000,000	8,000	2,000	(47,070)	(37,070)

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
From Inception ( March 23, 2006) to June 30, 2007

	For the six months ended June 30,	For the year ended December 31,	From Inception (March 23, 2006) to June 30,
	2007	2006	2007
Cash Flow From Operating Activities
Net Income (Loss)	(24,244)	(22,826)	(47,070)
Recognition of an Impairment Loss (Mineral Claims)		10,000	10,000
Accounts Payable	24,244	12,826	37,070
Net Cash from Operating Activities	-	-	-

Net Cash after Operating Activities.	-	-	-

Cash Flow From Investing Activities	0	(10,000)	(10,000)
Net Cash from Financing Activities	0	(10,000)	(10,000)

Net Cash after Operating and Financial Activities	-	(10,000)	(10,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	-	8,000	8,000
Loan from Shareholder	-	2,000	2,000
Net Cash from Investing Activities	-	10,000	10,000

Net Cash After Operating, Financial and Investing Activities.	-	-	-

Cash at Beginning of Period	-	-	-
Cash at end of Period	-	-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
From Inception (March 23, 2006 to June 30, 2007)
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

e.	Assets

The company holds no assets as of June 30, 2007.

	As of	As of
	June 30, 2007	December 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

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

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2007 and has paid expenses of $24,244 during the same period, $200 representing corporate filing fees, $1,720 in recognition of an impairment loss for the mineral claims and $22,324 in accounting, legal and filing fees.

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

DENARII RESOURCES INC.
(An exploration stage company)
Income Statement
From Inception ( March 23, 2006) to June 30, 2007
	For the six months ending June 30,	For the year ended December 31,	From Inception (March 23, 2006) to June 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	1,720	10,000	11,720
Accounting, Legal & Profesional Fees	22,324	11,971	34,295
Corporate Filing Fees	200	855	1,055
Total Expenses	24,244	22,826	47,070

Net Income (Loss)	(24,244)	(22,826)	(47,070)

g.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the six months ending June 30,	For the year ended December 31,	From Inception (March 23, 2006) to June 30,
	2007	2006	2007
Net Income (Loss)	(24,244)	(22,826)	(47,070)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)	(0.006)

Weighted Average Number of Shares	8,000,000	8,000,000	8,000,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	As of	As of
	June 30, 2007	December 31, 2006
(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

j.	Liabilities

Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $37,070 as of June 30, 2007.

	As of	As of
	June 30, 2007	December 31, 2006
LIABILITIES		(Audited)
Accounts Payable	37,070	12,826
Total Current Liabilities	37,070	12,826

Long term Liabilities	0	0

Total Liabilities	37,070	12,826

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

As of June 30, 2007, there are Eight Million (8,000,000) shares issued and outstanding at a value of $0.001 per share

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($47,070) for the period from March 23, 2006 (inception) to June 30, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations for the period ended June 30, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $24,244 for the quarter ended June 30, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $0 for the six month period ended June 30, 2007. At June 30, 2007, we had an accumulated deficit of $47,070.

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

Holders of Our Common Stock.

As of June 30, 2007, the Company has approximately 177 shareholder(s) holding 8,000,000 shares of our common stock.

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

Management’s Evaluation of Disclosure Controls and Procedures.

a)
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to our security holders for a vote during the period ending June 30, 2007.

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

Date: October 24, 2007

Signature	Title	Date

/s/ CHRIS LORI	Chief Executive Officer, Chief Financial Officer,	October 24, 2007
Chris Lori	President, Secretary, Treasurer and Director (Principal
Executive Officer and Principal Accounting Officer)