Form 10QSB
period 2007-09-30
Denarii Resources Inc.
filed 2007-10-30
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934.

For the quarterly period ended September 30, 2007.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,448,000 Shares of Common Stock, $0.001 par value, outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.                      FINANCIAL INFORMATION

DENARII RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Denarii Resources Inc.

We have reviewed the accompanying balance sheet of Denarii Resources Inc. as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Denarii Resources Inc.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 19, 2007

75 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheet

	As of	As of
	September 30, 2007	December 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	19,800	0
Total Current Assets	19,800	0

Total Assets	19,800	0

LIABILITIES
Accounts Payable	18,250	12,826
Total Current Liabilities	18,250	12,826

Long term Liabilities	0	0

Total Liabilities	18,250	12,826

EQUITY
100,000,00 Common Shares Authorized, 8,448,000 Shares Issued at Founders, @ $0.001 Per Share	8,448	8,000
Additional Paid in Capital	46,352	2,000
Retained Earnings (Loss)	(53,250)	(22,826)
Total Stockholders Equity	1,550	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	19,800	0

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Income Statement
From Inception ( March 23, 2006) to September 30, 2007

	For the nine months ending September 30,	For the period from Inception (March 23, 2006) to September 30,	From Inception (March 23, 2006) to September 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	1,720	10,000	11,720
Accounting, Legal & Professional Fees	28,504	3,342	40,475
Corporate Filing Fees	200	855	1,055
Total Expenses	30,424	14,197	53,250

Net Income (Loss)	(30,424)	(14,197)	(53,250)

Basic & Diluted (Loss) per Share	(0.004)	(0.002)	(0.007)

Weighted Average Number of Shares	8,085,096	8,000,000	8,041,629

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
  (An exploration stage company)
From Inception ( March 23, 2006) to September 30, 2007

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.001 per share	8,000,000	8,000	2,000		10,000

Net (Loss) for period				(22,826)	(22,826)
Balance, December 31, 2006	8,000,000	8,000	2,000	(22,826)	(12,826)

Common shares issued for cash at
$0.10 per share, July 1, 2007	250,000	250	24,750		25,000

Common shares issued for cash at
$0.10 per share, September 28, 2007	198,000	198	19,602		19,800

Net (Loss) for period				(30,424)	(30,424)
Balance, September 30, 2007	8,448,000	8,448	46,352	(53,250)	1,550

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
From Inception ( March 23, 2006) to September 30, 2007

	For the nine months ended September 30,	For the period from Inception (March 23, 2006) to September 30,	From Inception (March 23, 2006) to September 30,
	2007	2006	2007
Cash Flow From Operating Activities
Net Income (Loss)	(30,424)	(14,197)	(53,250)
Recognition of an Impairment Loss (Mineral Claims)			-
Accounts Payable	5,424	4,197	18,250
Net Cash from Operating Activities	(25,000)	(10,000)	(35,000)

Net Cash after Operating Activities.	(25,000)	(10,000)	(35,000)

Cash Flow From Investing Activities	0	-	-
Net Cash from Financing Activities	0	-	-

Net Cash after Operating and Financial Activities	-	-	-

Cash Flow from Financing Activities
Common stock $0.001 par value; 8,448,000 issued and outstanding	448	8,000	8,448
Additional Paid-in Capital	44,352	2,000	46,352
Net Cash from Investing Activities	44,800	10,000	54,800

Net Cash After Operating, Financial and Investing Activities.	19,800	-	19,800

Cash at Beginning of Period	-	-	-
Cash at end of Period	19,800	-	19,800

The accompanying notes are an integral
part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
From Inception (March 23, 2006 to September 30, 2007)
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

e.  Assets

The company has $19,800 in cash as of September 30, 2007.

As of
September 30, 2007

ASSETS
Current Assets
Cash and Equivalents	19,800
Total Current Assets	19,800

Total Assets	19,800

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

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2007 and has paid expenses of $53,250 since inception.  For the nine month period ended September 30, 2007 it has incurred expenses of $30,424.  Of this $30,424, $200 was for corporate filing fees, $1,720 in recognition of an impairment loss for the mineral claims and $28,504 in accounting, legal and filing fees.

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

	For the nine months ending September 30,	For the period from Inception (March 23, 2006) to September 30,	From Inception (March 23, 2006) to September 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	1,720	10,000	11,720
Accounting, Legal & Professional Fees	28,504	3,342	40,475
Corporate Filing Fees	200	855	1,055
Total Expenses	30,424	14,197	53,250

Net Income (Loss)	(30,424)	(14,197)	(53,250)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the nine months ending September 30,	For the period from Inception (March 23, 2006) to September 30,	From Inception (March 23, 2006) to September 30,
	2007	2006	2007

Net Income (Loss)	(30,424)	(14,197)	(53,250)

Basic & Diluted (Loss) per Share	(0.004)	(0.002)	(0.007)

Weighted Average Number of Shares	8,085,096	8,000,000	8,041,629

i.     Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

As of
September 30, 2007

ASSETS
Current Assets
Cash and Equivalents	19,800
Total Current Assets	19,800

Total Assets	19,800

 j.  Liabilities

Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $18,250 as of September 30, 2007.

As of
September 30, 2007
LIABILITIES
Accounts Payable	18,250
Total Current Liabilities	18,250

Long term Liabilities	0

Total Liabilities	18,250

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

As of September 30, 2007, there are Eight Million Four Hundred Forty Eight Thousand (8,448,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($53,250) for the period from March 23, 2006 (inception) to September 30, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations for the period ended September 30, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $30,424 for the quarter ended September 30, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $44,800 for the period ended September 30, 2007. At September 30, 2007, we had an accumulated deficit of $53,250.

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

Holders of Our Common Stock.

As of September 30, 2007, we had 178 stockholder(s) holding 8,448,000 shares of our common stock.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Description of Property.

We currently do not own any property. Our principal offices are located at Suite 510 - 999 West Hastings Street Vancouver, British Columbia, V6C 2W2.

ITEM3.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.                            Other Information.

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2007.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number             Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

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