Form 10-Q
period 2008-03-31
Denarii Resources Inc.
filed 2008-06-25
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-135354


                             DENARII RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

                 Nevada                                      98-0491567
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

             502 E. John Street
          Carson City, Nevada 89706                  Telephone: (604) 685-7552
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,050,000 shares of common stock issued and outstanding at June 24, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                                              As of
                                                          March 31,         December 31,
                                                            2008               2007
                                                          --------           --------
                                                                             (Audited)
Assets

Current assets
  Cash                                                    $     --           $     --
                                                          --------           --------
Total current assets                                            --                 --
                                                          --------           --------

Total Assets                                                    --                 --
                                                          ========           ========

Liabilities

Current liabilities
  Accounts payable                                        $ 11,326           $  9,601
                                                          --------           --------
Total current liabilities                                   11,326              9,601

Long term liabilities                                           --                 --
                                                          --------           --------

Total Liabilities                                           11,326              9,601
                                                          ========           ========

Equity
  100,000,00 Common Shares Authorized, 7,950,000
   Shares Issued at $0.001 Per Share                         7,950              7,950
  Additional paid-in capital                                46,850             46,850
  Deficit accumulated during exploration stage             (66,126)           (64,401)
                                                          --------           --------
Total stockholders equity                                  (11,326)            (9,601)
                                                          --------           --------

Total liabilites and stockholders equity                  $     --           $     --
                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                       For the three
                                                        month period           For the           From inception
                                                           ended              year ended      (March 23, 2006) to
                                                          March 31,          December 31,         December 31,
                                                            2008                 2007                 2007
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)             --                   --               10,000
  Accounting & Professional Fees                              1,500               41,360               54,831
  Corporate State Filing Fees                                   225                  215                1,295
                                                         ----------           ----------           ----------
Total Expenses                                                1,725               41,575               66,126
                                                         ----------           ----------           ----------

Provision for Income Tax                                         --                   --                   --

Net Income (Loss)                                        $   (1,725)          $  (41,575)          $  (66,126)
                                                         ==========           ==========           ==========

Basic & Diluted (Loss) per Common Share                      (0.000)              (0.005)
                                                         ----------           ----------

Weighted Average Number of Common Shares                  7,950,000            7,678,334


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                From Inception (March 23, 2006) to March 31, 2008
                             (Stated in US Dollars)

                                                                                            Deficit
                                                                                          Accumulated
                                                                                            During
                                                     Common Stock            Paid in      Exploration       Total
                                                 Shares         Amount       Capital         Stage         Equity
                                                 ------         ------       -------         -----         ------
Shares issued to founders - March 23, 2006
at $0.0133 per share                            7,502,000      $ 7,502      $  2,498                      $ 10,000

Net (Loss) for period                                                                     $ (22,826)       (22,826)
                                               ----------      -------      --------      ---------       --------
Balance, December 31, 2006                      7,502,000        7,502         2,498        (22,826)       (12,826)

Stock issued for cash - July 1, 2007
at $0.01 per share                                250,000          250        24,750                        25,000

Stock issued for cash - Sept 28, 2007
at $0.01 per share                                198,000          198        19,602                        19,800

Net (Loss) for period                                                                       (41,575)       (41,575)
                                               ----------      -------      --------      ---------       --------
Balance, December 31, 2007                      7,950,000        7,950        46,850        (64,401)        (9,601)

Net (Loss) for period                                                                        (1,725)        (1,725)
                                               ----------      -------      --------      ---------       --------

Balance, March 31, 2008                         7,950,000      $ 7,950      $ 46,850      $ (66,126)      $(11,326)
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

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                 For the three
                                                                  month period         For the         From inception
                                                                     ended            year ended    (March 23, 2006) to
                                                                    March 31,        December 31,       December 31,
                                                                      2008               2007               2007
                                                                    ---------          ---------          --------
OPERATING ACTIVITIES
  Net income (loss)                                                 $  (1,725)         $ (41,575)         $(66,126)
  Recognition of an Impairment Loss (Mineral Claims)                                          --            10,000
  Accounts payable                                                      1,725             (3,225)           11,326
                                                                    ---------          ---------          --------
NET CASH USED IN OPERATING ACTIVITIES                                      --            (44,800)          (44,800)

INVESTING ACTIVITIES
  Purchase of mineral claim                                                --                 --           (10,000)
                                                                    ---------          ---------          --------
NET CASH USED IN INVESTING ACTIVITIES                               $      --          $      --          $(10,000)

FINANCING ACTIVITIES
  Common shares issued at founders @ $0.001 per share                      --                448             8,448
  Additional paid-in capital                                               --             44,352            46,352
                                                                    ---------          ---------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           $      --          $  44,800          $ 54,800

Cash at beginning of period                                                --                 --                --
                                                                    ---------          ---------          --------
CASH AT END OF PERIOD                                               $      --          $      --          $     --
                                                                    =========          =========          ========
Cash Paid For:
  Interest                                                          $      --          $      --          $     --
                                                                    =========          =========          ========
  Income Tax                                                        $      --          $      --          $     --

Non-Cash Activities
  Shares issued in Lieu of Payment for Service                      $      --          $      --          $     --
                                                                    =========          =========          ========
  Stock issued for accounts payable                                 $      --          $      --          $     --
                                                                    =========          =========          ========
  Stock issued for notes payable and interest                       $      --          $      --          $     --
                                                                    =========          =========          ========
  Stock issued for convertible debentures and interest              $      --          $      --          $     --
                                                                    =========          =========          ========
  Convertible debentures issued for services                        $      --          $      --          $     --
                                                                    =========          =========          ========
  Warrants issued                                                   $      --          $      --          $     --
                                                                    =========          =========          ========
  Stock issued for penalty on default of convertible debentures     $      --          $      --          $     --
                                                                    =========          =========          ========
  Note payable issued for finance charges                           $      --          $      --          $     --
                                                                    =========          =========          ========
  Forgiveness of note payable and accrued interest                  $      --          $      --          $     --
                                                                    =========          =========          ========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                From Inception (March 23, 2006) to March 31, 2008
                             (Stated in US Dollars)


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

     e. Assets

     The company has no cash as of March 31, 2008.

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

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2008 and has paid expenses of $66,126 since inception. For the one three month period ended March 31, 2008 it has incurred expenses of $1,725.

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

     The Company has determined that its McNab Molybdenum property is to be held and used for impairment, as per SFAS 144: "Accounting for the Impairment of Long-Live Assets." Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company's current period operating loss combined with the Company's history of operating losses and our projection that demonstrates continuing losses associated with the McNab Molybdenum.

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

                                                            For the three
                                                             month period
                                                                ended
                                                               March 31,
                                                                 2008
                                                              ----------

     Revenue                                                  $       --
                                                              ----------
     Expenses
       Recognition of an Impairment Loss (Mineral Claims)             --
       Accounting & Professional Fees                              1,500
       Corporate State Filing Fees                                   225
                                                              ----------
     Total Expenses                                                1,725
                                                              ----------

     Net Income (Loss)                                        $   (1,725)
                                                              ==========

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                                                            For the three
                                                             month period
                                                                ended
                                                               March 31,
                                                                 2008
                                                              ----------

     Net Income (Loss)                                        $   (1,725)

     Basic & Diluted (Loss) per Common Share                      (0.000)
                                                              ----------

     Weighted Average Number of Common Shares                  7,950,000

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     j. Liabilities

     Liabilities are made up of current liabilities. Current liabilities include accounts payable of $11,326 as of March 31, 2008.

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

     As of March 31, 2008, there are Seven Million Nine Hundred Fifty Thousand (7,950,000) shares issued and outstanding at a value of $0.001 per share

     There are no preferred shares authorized. The Company has issued no preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

     k. Subsequent Events

     On June 2, 2008 the company completed a private placement issuing 2,100,000 shares from treasury.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $66,126 for the period from March 23, 2006 (inception) to March 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW.

Denarii Resources Inc. ("Denarii" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

The Company's property, known as McNabb Molybdenum, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises two mineral claims containing 16 cell claim units totalling 334.809 hectares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2008.

The accompanying financial statements show that the Company has incurred a net loss of $1,725 for the quarter ended March 31, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

RESEARCH AND DEVELOPMENT EXPENDITURES.

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

HOLDERS OF OUR COMMON STOCK.

As of March 31, 2008, we had 177 stockholder(s) holding 7,950,000 shares of our common stock.

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

DESCRIPTION OF PROPERTY.

Our  principal  offices are located at 502 E. John Street,  Carson City,  Nevada
89706

ITEM 3. CONTROLS AND PROCEDURES.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2008.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                          Description of Exhibit
--------------                          ----------------------

     3.1            Articles of Incorporation(1)

     3.2            Bylaws(1)

     31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 23, 2006.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2008

     Signature                       Title                             Date
     ---------                       -----                             ----


By: /s/ CHRIS LORI          Chief Executive Officer,               June 24, 2008
-------------------------   Chief Financial Officer,
Chris Lori                  President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)