Form 10-Q/A
period 2008-03-31
Denarii Resources Inc.
filed 2008-08-08
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Date: August 7, 2008

     Signature                       Title                             Date
     ---------                       -----                             ----


By: /s/ CHRIS LORI          Chief Executive Officer,              August 7, 2008
-------------------------   Chief Financial Officer,
Chris Lori                  President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)