Form 10-Q
period 2008-06-30
Denarii Resources Inc.
filed 2008-08-08
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,050,000 shares of common stock issued and outstanding at July 31, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                                      As of
                                                           June 30,          December 31,
                                                             2008               2007
                                                           --------           --------
                                                                              (Audited)
Assets

Current assets
  Cash                                                     $     --           $     --
                                                           --------           --------
Total current assets                                             --                 --
                                                           --------           --------

Total Assets                                               $     --           $     --
                                                           ========           ========

Liabilities

Current liabilities
  Accounts payable                                         $ 15,181           $  9,601
                                                           --------           --------
Total current liabilities                                    15,181              9,601

Long term liabilities                                            --                 --
                                                           --------           --------

Total Liabilities                                            15,181              9,601
                                                           ========           ========
Equity
  100,000,00 Common Shares Authorized, 10,050,000
   Shares Issued at $0.001 Per Share                         12,000              7,950
  Additional paid-in capital                                 54,800             46,850
  Deficit accumulated during exploration stage              (81,981)           (64,401)
                                                           --------           --------
Total stockholders equity                                   (15,181)            (9,601)
                                                           --------           --------

Total liabilites and stockholders equity                   $     --           $     --
                                                           ========           ========


The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                For the three month            For the six month
                                                   period ended                  period ended              From inception
                                            ---------------------------    --------------------------   (March 23, 2006) to
                                             June 30,         June 30,      June 30,        June 30,        December 31,
                                               2008             2007          2008            2007              2007
                                            ----------       ----------    ----------      ----------        ----------
Revenue                                     $       --       $       --    $       --      $       --        $       --
                                            ----------       ----------    ----------      ----------        ----------
Expenses
  Recognition of an Impairment Loss
   (Mineral Claims)                                 --               --            --              --            10,000
  Accounting & Professional Fees                15,855           20,075        17,580          23,844            71,981
                                            ----------       ----------    ----------      ----------        ----------
Total Expenses                                  15,855           20,075        17,580          23,844            81,981

Provision for Income Tax                            --               --            --              --                --
                                            ----------       ----------    ----------      ----------        ----------

Net Income (Loss)                           $  (15,855)      $  (20,075)   $  (17,580)     $  (23,844)       $  (81,981)
                                            ==========       ==========    ==========      ==========        ==========

Basic & Diluted (Loss) per Common Share         (0.002)          (0.003)       (0.002)         (0.003)
                                            ----------       ----------    ----------      ----------

Weighted Average Number of Common Shares     8,762,637        8,000,000     8,284,615       8,000,000


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                      For the three month            For the six month
                                                         period ended                  period ended              From inception
                                                  ---------------------------    --------------------------   (March 23, 2006) to
                                                   June 30,         June 30,      June 30,        June 30,        December 31,
                                                     2008             2007          2008            2007              2007
                                                   ---------       ---------      ---------      ---------          --------
OPERATING ACTIVITIES
  Net income (loss)                                $ (15,855)      $ (20,075)     $ (17,580)     $ (23,844)        $(81,981)
  Recognition of an Impairment Loss
   (Mineral Claims)                                                                      --             --           10,000
  Accounts payable                                     3,855          20,075          5,580         23,844           15,181
                                                   ---------       ---------      ---------      ---------         --------
NET CASH USED IN OPERATING ACTIVITIES                (12,000)             --        (12,000)            --          (56,800)

INVESTING ACTIVITIES
  Purchase of mineral claim                               --              --             --             --          (10,000)
                                                   ---------       ---------      ---------      ---------         --------
NET CASH USED IN INVESTING ACTIVITIES                     --              --             --             --          (10,000)

FINANCING ACTIVITIES
  Common shares issued at founders
   @ 0.001 per share                                   2,000              --          2,100             --           10,548
  Additional paid-in capital                          10,000              --          9,900             --           56,252
                                                   ---------       ---------      ---------      ---------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             12,000              --         12,000             --           66,800

Cash at beginning of period                               --              --             --             --               --
                                                   ---------       ---------      ---------      ---------         --------
CASH AT END OF PERIOD                              $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
Cash Paid For:
  Interest                                         $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Income Tax                                       $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
Non-Cash Activities
  Shares issued in Lieu of Payment for
   Service                                         $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Stock issued for accounts payable                $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Stock issued for notes payable and interest      $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Stock issued for convertible debentures and
   interest                                        $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Convertible debentures issued for services       $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Warrants issued                                  $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Stock issued for penalty on default of
   convertible debentures                          $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Note payable issued for finance charges          $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========
  Forgiveness of note payable and accrued
   interest                                        $      --       $      --      $      --      $      --         $     --
                                                   =========       =========      =========      =========         ========

   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                From Inception (March 23, 2006) to June 30, 2008
                             (Stated in US Dollars)


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

     e. Assets

     The company has no cash as of June 30, 2008.

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

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2008 and has paid expenses of $81,981 since inception. For the six month period ended June 30, 2008 it has incurred expenses of $17,580.

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

                                                     For the six month
                                                       period ended
                                                         June 30,
                                                           2008
                                                        ----------

            Revenue                                     $       --
                                                        ----------
            Expenses
              Recognition of an Impairment Loss
               (Mineral Claims)                                 --
              Accounting & Professional Fees                17,580
                                                        ----------
            Total Expenses                                  17,580

            Provision for Income Tax                            --
                                                        ----------

            Net Income (Loss)                           $  (17,580)
                                                        ==========

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     j. Liabilities

     Liabilities are made up of current liabilities. Current liabilities include accounts payable of $15,181 as of June 30, 2008.

     Share Capital

     a) Authorized:

     100,000,000 common shares with a par value of $0.001

     b) Issued:

     The company issued to the founders 8,000,000 common shares of stock for $10,000. On October 3, 2007, 298,000 of these common shares where cancelled for a net of founders shares of 7,502,000. The net per share costs was $0.00013333. The company has had multiple private placements. The first was on July 1, 2007, 250,000 common shares for $25,000 at $0.10 per share. The second on September 28, 2007, 198,000 common shares for $19,800 at $0.10 per share. The third private placement was on June 2, 2008 for 100,000 common shares for $10,000 at $0.10 per share. The company also issued 2,000,000 shares on June 2, 2008 to the director for services.

     As of June 30, 2008, there are Ten Million Fifty Thousand (10,050,000) shares issued and outstanding at a value of $0.001 per share

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $81,981 for the period from March 23, 2006 (inception) to June 30, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2008.

The accompanying financial statements show that the Company has incurred a net loss of $17,580 for the six month period ended June 30, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of June 30, 2008, we had 177 stockholder(s) holding 10,050,000 shares of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2008.

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

Date: July 31, 2008

     Signature                       Title                             Date
     ---------                       -----                             ----


By: /s/ CHRIS LORI          Chief Executive Officer,               July 31, 2008
-------------------------   Chief Financial Officer,
Chris Lori                  President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)