Form 10KSB/A
period 2007-12-31
Denarii Resources Inc.
filed 2008-09-23
CIK 1366407

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

Common Shares outstanding as of September 22, 2008: 10,050,000

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

PART II ..................................................................... 17

ITEM 7:  FINANCIAL STATEMENTS ............................................... 18
ITEM 8:  CONTROLS AND PROCEDURES ............................................ 26

PART III .................................................................... 27

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ....... 27
ITEM 10: EXECUTIVE COMPENSATION ............................................. 28
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..... 28
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 29
ITEM 13: EXHIBITS AND REPORTS ............................................... 30
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................. 30

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

ITEM 2: DESCRIPTION OF PROPERTY

Our principal executive office is located at Suite 510, 999 West Hastings Street Vancouver BC V6C 2W2 Canada.

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

NEW ACCOUNTING PRONOUNCEMENTS -

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


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
June 12, 2008


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

ITEM 8. CONTROLS AND PROCEDURES

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
              Director

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 22, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                     Shares of        Percent of
Title of Class         Name of Beneficial Owner    Common Stock         Class
--------------         ------------------------    ------------         -----

    Common                Chris Lori                5,000,000          49.751%
                          7620 Oxgate CT
                          Hudson OH, 44236

    Common                Esther Briner               996,000           9.910%
                          510 - 999 W Hastings
                          Vancouver BC
                          V6C 2W2

    Common                John Briner               1,499,376          14.919%
                          510 - 999 W Hastings
                          Vancouver BC
                          V6C 2W2

    Common                Julius Briner             2,042,000          20.318%
                          510 - 999 W Hastings
                          Vancouver BC
                          V6C 2W2

Directors and Officers
 as a Group consisting
 of one person                                      5,000,000          49.751%

The above calculations were made on 10,050,000 shares of our Common Stock outstanding as of September 22, 2008.

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


                                 /s/ Chris Lori
                                 -----------------------------------------------
                                 CHRIS LORI
                                 President, Chief Executive Officer and Director

                                 Dated: September 22, 2008