Form 10-Q
period 2008-09-30
Denarii Resources Inc.
filed 2008-11-18
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,150,000 shares of common stock issued and outstanding at October 10, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                                       As of
                                                                 September 30,      December 31,
                                                                     2008               2007
                                                                   --------           --------
                                                                                     (Audited)
Assets

Current assets
  Cash                                                             $     --           $     --
                                                                   --------           --------
Total current assets                                                     --                 --

Total Assets                                                       $     --           $     --
                                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                                 $ 20,659           $  9,601
                                                                   --------           --------
Total current liabilities                                            20,659              9,601

Long term liabilities                                                    --                 --
                                                                   --------           --------

Total Liabilities                                                    20,659              9,601
                                                                   ========           ========
Equity
  100,000,000 Common Shares Authorized, 10,050,000                   10,050              7,950
   and 7,950,000 Shares Issued at September 30, 2008
   and December 31, 2007 respectively at $0.001 Per Share
  Additional paid-in capital                                         54,750             46,850
  Deficit accumulated during exploration stage                      (85,459)           (64,401)
                                                                   --------           --------
Total stockholders equity                                           (20,659)            (9,601)
                                                                   --------           --------

Total liabilites and stockholders equity                           $     --           $     --
                                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                Income Statements
                             (Stated in US Dollars)

                                                 For the three month                 For the nine month           From inception
                                                     period ended                       period ended            (March 23, 2006) to
                                            September 30,     September 30,   September 30,     September 30,      September 30,
                                                2008              2007            2008              2007               2008
                                             -----------       -----------     -----------       -----------        -----------
Revenue                                      $        --       $        --     $        --       $        --        $        --
                                             -----------       -----------     -----------       -----------        -----------
Expenses
  Recognition of an Impairment Loss
   (Mineral Claims)                                   --                --              --                --             10,000
  Accounting & Professional Fees                   7,205             5,478          21,058            31,049             75,459
                                             -----------       -----------     -----------       -----------        -----------
Total Expenses                                     7,205             5,478          21,058            31,049             85,459

Provision for Income Tax                              --                --              --                --                 --

Net Income (Loss)                            $    (7,205)      $    (5,478)    $   (21,058)      $   (31,049)       $   (85,459)
                                             ===========       ===========     ===========       ===========        ===========

Basic & Diluted (Loss) per Common Share           (0.001)           (0.001)         (0.002)           (0.004)
                                             -----------       -----------     -----------       -----------

Weighted Average Number of Common Shares      10,050,000         8,250,000       8,877,372         8,086,425


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)


                                                 For the three month              For the nine month            From inception
                                                     period ended                    period ended            (March 23, 2006) to
                                              September 30,   September 30,   September 30,   September 30,      September 30,
                                                  2008            2007           2008            2007                2008
                                                --------        --------       --------        --------            --------
OPERATING ACTIVITIES
  Net income (loss)                             $ (5,478)       $ (7,205)      $(21,058)       $(31,049)          $(85,459)
  Recognition of an Impairment Loss
   (Mineral Claims)                                   --              --             --              --             10,000
  Accounts payable                                 5,478         (17,795)        11,058           6,049             20,659
                                                --------        --------       --------        --------           --------
NET CASH USED IN OPERATING ACTIVITIES                 --         (25,000)       (10,000)        (25,000)           (54,800)

INVESTING ACTIVITIES
  Purchase of mineral claim                           --              --             --              --            (10,000)
                                                --------        --------       --------        --------           --------
NET CASH USED IN INVESTING ACTIVITIES                 --              --             --              --            (10,000)

FINANCING ACTIVITIES
  Common shares issued at founders
   @ 0.001 per share                                  --              --          2,100              --             10,050
  Additional paid-in capital                          --          44,800          7,900          44,800             54,750
                                                --------        --------       --------        --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --          44,800         10,000          44,800             64,800

Cash at beginning of period                           --              --             --              --                 --
                                                --------        --------       --------        --------           --------
CASH AT END OF PERIOD                           $     --        $ 19,800       $     --        $ 19,800           $     --
                                                ========        ========       ========        ========           ========
Cash Paid For:
  Interest                                      $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Income Tax                                    $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
Non-Cash Activities
  Shares issued in Lieu of Payment for
   Service                                      $     --        $     --       $  2,000        $     --           $     --
                                                ========        ========       ========        ========           ========
  Stock issued for accounts payable             $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Stock issued for notes payable and
   interest                                     $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Stock issued for convertible debentures
   and interest                                 $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Convertible debentures issued for services    $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Warrants issued                               $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Stock issued for penalty on default of
   convertible debentures                       $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Note payable issued for finance charges       $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========
  Forgiveness of note payable and accrued
   interest                                     $     --        $     --       $     --        $     --           $     --
                                                ========        ========       ========        ========           ========

   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
              From Inception (March 23, 2006) to September 30, 2008
                             (Stated in US Dollars)


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

     e. Assets

     The company has no cash as of September 30, 2008.

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

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2008 and has paid expenses of $81,981 since inception. For the nine-month period ended September 30, 2008 it has incurred expenses of $21,058.

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

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     h. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     i. Liabilities

     Liabilities are made up of current liabilities. Current liabilities include accounts payable of $20,659 as of September 30, 2008.

     Share Capital

     a) Authorized:

     100,000,000 common shares with a par value of $0.001

     b) Issued:

     The company issued to the founders 8,000,000 common shares of stock for $10,000. On October 3, 2007, 498,000 of these common shares where cancelled for a net of founders shares of 7,502,000. The net per share costs was $0.00013333. The company has had multiple private placements. The first was on July 1, 2007, 250,000 common shares for $25,000 at $0.10 per share. The second on September 28, 2007, 198,000 common shares for $19,800 at $0.10 per share. The third private placement was on June 2, 2008 for 100,000 common shares for $10,000 at $0.10 per share. The company also issued

     2,000,000 shares on June 2, 2008 to the director for services. On October 10, 2008 the company issued 100,000 shares at a price of $0.001 per share for services rendered.

     As of September 30, 2008, there are Ten Million Fifty Thousand (10,050,000) shares issued and outstanding at a value of $0.001 per share

     There are no preferred shares authorized. The Company has issued no preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

     j. Subsequent Events

     On October 10, 2008 the company issued 100,000 shares at a price of $0.001 per share for services rendered.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $85,459 for the period from March 23, 2006 (inception) to September 30, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2008.

The accompanying financial statements show that the Company has incurred a net loss of $21,058 for the nine month period ended September 30, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of September 30, 2008, we had 177 stockholder(s) holding 10,050,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Stuart Carnie

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2008.

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

Date: November 15, 2008

     Signature                       Title                           Date
     ---------                       -----                           ----


By: /s/ STUART CARNIE       Chief Executive Officer,           November 15, 2008
-------------------------   Chief Financial Officer,
Stuart Carnie               President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)