Form 10-Q
period 2009-03-31
Denarii Resources Inc.
filed 2009-05-20
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2009

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

           502 E. John Street
       Carson City, Nevada 89706                    Telephone: (352) 361-1659
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 61,500,000 shares of common stock issued and outstanding at May 12, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                                       As of
                                                            March 31,          December 31,
                                                              2009                2008
                                                            ---------           ---------
                                                                                (Audited)
Assets

Current assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------
Total current assets                                               --                  --

Total Assets                                                $      --           $      --
                                                            ---------           ---------

Liabilities

Current liabilities
  Accounts payable                                          $  26,520           $  22,699
  Accounts payable                                                620                  --
                                                            ---------           ---------
Total current liabilities                                      27,140              22,699

Long Term Liabilities                                              --                  --
                                                            ---------           ---------

Total Liabilities                                              27,140              22,699
                                                            =========           =========

Equity
  100,000,000 Common Shares Authorized, 61,500,000
   Shares Issued at $0.001 Per Share                           61,500              61,500
  Additional paid-in capital                                  223,300             223,300
  Deficit accumulated during exploration stage               (311,940)           (307,499)
                                                            ---------           ---------
Total stockholders equity                                     (27,140)            (22,699)

                                                            ---------           ---------
Total liabilites and stockholders equity                    $      --           $      --
                                                            =========           =========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                    For the               For the
                                                  three month           three month         From inception
                                                 period ended          period ended       (March 23, 2006) to
                                                   March 31,             March 31,             March 31,
                                                     2009                  2008                  2009
                                                  -----------           -----------           -----------
Revenue                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------
Expenses
  Recognition of an Impairment Loss
   (Mineral Claims)                                        --                    --                10,000
  Accounting & Professional Fees                        4,441                 1,500               300,545
  Corporate State Filing Fees                              --                   225                 1,395
                                                  -----------           -----------           -----------
Total Expenses                                          4,441                 1,725               311,940
                                                  -----------           -----------           -----------

Provision for Income Tax                                   --                    --                    --

Net Income (Loss)                                 $    (4,441)          $    (1,725)          $  (311,940)
                                                  ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                (0.000)               (0.000)
                                                  -----------           -----------

Weighted Average Number of Common Shares           61,500,000            47,700,000


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                From Inception (March 23, 2006) to March 31, 2009
                             (Stated in US Dollars)

                                                                                 Deficit
                                                                                Accumulated
                                                                                  During
                                           Common Stock           Paid in      Exploration       Total
                                       Shares        Amount       Capital         Stage         Equity
                                       ------        ------       -------         -----         ------
Shares  issued to founders -         45,012,000      $45,012      $(35,012)    $      --       $  10,000
 March 23, 2006 at $0.0133
 per share

Net (Loss) for period                                                            (22,826)        (22,826)
                                    -----------      -------      --------     ---------       ---------
Balance, December 31, 2006           45,012,000       45,012       (35,012)      (22,826)        (12,826)

Stock issued for cash -
 July 1, 2007 at $0.01
 per share                            1,500,000        1,500        23,500                        25,000

Stock issued for cash -
 Sept 28, 2007 at $0.01
 per share                            1,188,000        1,188        18,612                        19,800

Net (Loss) for period                                                            (41,575)        (41,575)
                                    -----------      -------      --------     ---------       ---------
Balance, December 31, 2007           47,700,000       47,700         7,100       (64,401)         (9,601)

Stock  issued for services -
 April 15, 2008                         600,000          600         9,400                        10,000

Stock issued for cash -
June 2, 2008 at $0.01 per share         600,000          600         9,400                        10,000

Stock  issued for services -
 June 2, 2008                        12,000,000       12,000       188,000                       200,000

Stock issued for cash -
 October 10, 2008 at $0.01
 per share                              600,000          600         9,400                        10,000

Net (Loss) for period                                                           (243,098)       (243,098)
                                    -----------      -------      --------     ---------       ---------
Balance, December 31, 2008           61,500,000       61,500       223,300      (307,499)        (22,699)

Net (Loss) for period                                                             (4,441)         (4,441)
                                    -----------      -------      --------     ---------       ---------

Balance, March 31, 2009              61,500,000      $61,500      $223,300     $(311,940)      $ (27,140)
                                    ===========      =======      ========     =========       =========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                  For the             For the
                                                three month         three month       From inception
                                               period ended        period ended     (March 23, 2006) to
                                                 March 31,           March 31,           March 31,
                                                   2009                2008                2009
                                                ----------          ----------          ----------
OPERATING ACTIVITIES
  Net income (loss)                             $   (4,441)         $   (1,725)         $ (311,940)
  Recognition of an Impairment Loss
   (Mineral Claims)                                     --                  --              10,000
  Accounts payable                                   3,821               1,725              26,520
  Related Party Loan                                   620                  --                 620
                                                ----------          ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                   --                  --            (274,800)

INVESTING ACTIVITIES
  Purchase of mineral claim                             --                  --             (10,000)
                                                ----------          ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                   --                  --             (10,000)

FINANCING ACTIVITIES
  Common shares issued at founders
   @ $0.001 per share                                   --                  --              61,500
  Additional paid-in capital                            --                  --             223,300
                                                ----------          ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               --                  --             284,800

Cash at beginning of period                             --                  --                  --
                                                ----------          ----------          ----------
CASH AT END OF PERIOD                           $       --          $       --          $       --
                                                ==========          ==========          ==========
Cash Paid For:
  Interest                                      $       --          $       --          $       --
                                                ==========          ==========          ==========
  Income Tax                                    $       --          $       --          $       --
                                                ==========          ==========          ==========

Non-Cash Activities
  Shares issued in Lieu of
   Payment for Service                          $       --          $       --          $  220,000
                                                ==========          ==========          ==========
Stock issued for accounts payable               $       --          $       --          $       --
                                                ==========          ==========          ==========
Stock issued for notes payable and interest     $       --          $       --          $       --
                                                ==========          ==========          ==========
Stock issued for convertible debentures
 and interest                                   $       --          $       --          $       --
                                                ==========          ==========          ==========
Convertible debentures issued for services      $       --          $       --          $       --
                                                ==========          ==========          ==========
Warrants issued                                 $       --          $       --          $       --
                                                ==========          ==========          ==========
Stock issued for penalty on default of
 convertible debentures                         $       --          $       --          $       --
                                                ==========          ==========          ==========
Note payable issued for finance charges         $       --          $       --          $       --
                                                ==========          ==========          ==========
Forgiveness of note payable and
  accrued interest                              $       --          $       --          $       --
                                                ==========          ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                        From Inception to March 31, 2009
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Denarii Resources, Inc. ("Denarii Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Our property, known as the McNab Molybdenum Property, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property includes 4 cell claim units totalling 83.702 hectares.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

e. Assets

The company has no cash as of March 31, 2009.

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

f. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2009 and has paid expenses of $311,940 since inception. For the three-month period ending March 31, 2009 it has incurred expenses of $4,441.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2009, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of March 31, 2009 the company had no cash.

j. Liabilities

Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $26,520. There are no long-term liabilities outstanding for the company.

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

The company issued to the founders 48,000,000 common shares of stock for $10,000. On October 3, 2007, 2,988,000 of these common shares where cancelled for a net of founders shares of 45,012,000. The net per share costs was $0.00013333. The company had two private placements both at $0.10 per share. The first was on July 1, 2007, 1,500,000 common shares for $25,000 and the second on September 28, 2007, 1,188,000 common shares for $19,800.

As of December 31, 2007, there are Forty Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share

On April 15, 2008 the company issued 600,000 shares for services. On June 2, 2008 the company issued 600,000 shares at $0.01 per share. On June 2, 2008 the company issued 12,000,000 for services. On October 10, 2008 the company issued 600,000 shares for services.

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

As of March 31, 2009, there are sixty one million five hundred thousand (61,500,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k. Advertising

The company has not paid any advertising expenses to date.

l. Property

We have a mineral property, known as the McNab Molybdenum Property, located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises 4 cell claim units totaling 83.702 hectares.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $311,940 for the period from inception to March 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company's property, known as McNabb Molybdenum, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises two mineral claims containing 4 cell claim units totalling 83.702 hectares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $4,441 for the three month period ended March 31, 2009 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of March 31, 2009, we had approximately 177 stockholder(s) holding 61,500,000 shares of our common stock.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2009.

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

Date: May 12, 2009

Denarii Resources Inc.

     Signature                       Title                              Date
     ---------                       -----                              ----


By: /s/ Stuart Carnie       Chief Executive Officer,                May 12, 2009
-------------------------   Chief Financial Officer,
Stuart Carnie               President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)