Form 10-Q
period 2009-06-30
Denarii Resources Inc.
filed 2009-08-19
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 61,500,000 shares of common stock issued and outstanding at July 31, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    As of
                                                   June 30,         December 31,
                                                     2009              2008
                                                   ---------         ---------
                                                  (Unaudited)        (Audited)
Assets

Current assets
  Cash                                             $      --         $      --
                                                   ---------         ---------
Total current assets                                      --                --
                                                   ---------         ---------

Total Assets                                       $      --         $      --
                                                   =========         =========

Liabilities

Current liabilities
  Accounts payable                                 $  38,450         $  22,699
                                                   ---------         ---------
Total current liabilities                             38,450            22,699

Long term liabilities                                     --                --
                                                   ---------         ---------

Total Liabilities                                     38,450            22,699
                                                   ---------         ---------

Equity (Deficit)
  100,000,000 Common shares authorized,
   61,500,000 Issued at $0.001 per share              61,500            61,500
  Additional paid-in capital                         223,300           223,300
  Deficit accumulated during exploration stage      (323,250)         (307,499)
                                                   ---------         ---------
Total stockholders' equity                           (38,450)          (22,699)
                                                   ---------         ---------

Total liabilities and stock holders' equity        $      --         $      --
                                                   =========         =========


   The accompanying notes are an integral part of these financial statements.

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                    Unaudited

                                                 Three Months Ended                 Six Months Ended           March 23, 2006
                                            -----------------------------     -----------------------------    (Inception) to
                                              June 30,         June 30,         June 30,         June 30,         June 30,
                                                2009             2008             2009             2008             2009
                                            ------------     ------------     ------------     ------------     ------------
REVENUES                                    $         --     $         --     $         --     $         --     $         --
                                            ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Mineral claims                                      --               --               --               --           10,000
  Professional fees                                6,309           15,855           10,750           17,580          306,854
  Office                                           5,001               --            5,001               --            6,396
                                            ------------     ------------     ------------     ------------     ------------
      Total Operating Expenses                    11,310           15,855           15,751           17,580          323,250
                                            ------------     ------------     ------------     ------------     ------------

NET LOSS BEFORE INCOME TAXES                     (11,310)         (15,855)         (15,751)         (17,580)        (323,250)
Provision for income taxes                            --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------

NET LOSS FOR THE PERIOD                     $    (11,310)    $    (15,855)    $    (15,751)    $    (17,580)    $   (323,250)
                                            ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE            $      (0.00)    $      (0.00)    $      (0.02)    $      (0.00)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      61,500,000       52,575,822       61,500,000       49,707,690
                                            ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                       Six Months Ended               March 23, 2006
                                                                 -----------------------------        (Inception) to
                                                                 June 30,            June 30,            June 30,
                                                                   2009                2008                2009
                                                                 ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (15,751)          $ (17,580)          $(323,250)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:                                      --                  --                  --
     Non cash expense                                                   --                  --             223,380
     Write off of mineral claims                                        --                  --              10,000
  Changes in assets and liabilities
     Increase (decrease) bank overdraft                                 --                  --                  --
     (Decrease) in accounts payable                                 15,751               5,580              38,450
                                                                 ---------           ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                         --             (12,000)            (51,420)
                                                                 ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of mineral claims                                            --                  --             (10,000)
                                                                 ---------           ---------           ---------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --             (10,000)
                                                                 ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                     --              12,000              60,800
  Repayments of related party loan                                      --                  --                  --
  Proceeds from related party loan                                      --                  --                 620
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     --              12,000              61,420
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    --                  --                  --

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                 --                  --                  --
                                                                 ---------           ---------           ---------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                $      --           $      --           $      --
                                                                 =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Common stock issued for services                               $      --           $      --           $      --
                                                                 =========           =========           =========


    The accompanying notes are an integral part of these financial statements

                             DENARII RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                From Inception (March 23, 2006) to June 30, 2009
                             (Stated in US Dollars)


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

e. Assets
The company has no cash as of June 30, 2009.

Mineral Property - In 2006 the Company purchased mining claims located in the McNab Molybdenum Property, located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. Access to the property is presently via water or helicopter. The property consists of 334.809 hectares The company plans to development these claims by performing reconnaissance geological mapping, prospecting and rock sampling. Further development will include sample drilling and reporting of drilling results. These development costs are estimated to be approximately $250,000. The company will have to raise money to cover these development and exploratory costs.

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

f. Income
Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2009 and has paid expenses of $323,250 since inception. For the six month period ended June 30, 2009 it has incurred expenses of $15,751 compared to $17,580 for the six month period ended June 30, 2008.

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

                                              For the six month period ended:
                                                June 30,           June 30,
                                                  2009               2008
                                                --------           --------

   Revenue                                      $     --           $     --
                                                --------           --------
   Expenses
     Office                                        5,001                 --
     Recognition of an Impairment Loss
      (Mineral Claims)                                --                 --
     Accounting & Professional Fees               10,750             17,580
                                                --------           --------
         Total Expenses                           15,751             17,580

     Provision for Income Tax                         --                 --
                                                --------           --------

         Net Income (Loss)                      $(15,751)          $(17,580)
                                                ========           ========

g. Basic Income (Loss) Per Share
In accordance with SFAS No.128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h. Cash and Cash Equivalents
For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

i. Liabilities
Liabilities are made up of current liabilities. Current liabilities include accounts payable of $38,450 as of June 30, 2009.

NOTE 3 - SHARE CAPITAL

a) Authorized:
100,000,000 common shares with a par value of $0.001

b) Issued:
On March 17, 2009 the Company completed a forward stock split of its common stock on a ratio of six new shares for every one old share of the Company (6:1). All references to issued common shares take into account the forward stock split.

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

NOTE 4 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $323,450 for the period from March 23, 2006 (inception) to June 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Denarii Resources Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan","intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $15,751 for the six month period ended June 30, 2009 compared to a net loss of $17,580 for the six month period ended June 30, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of June 30, 2009, we had 177 stockholder(s) holding 61,500,000 shares of our common stock.

DIVIDENDS.

There are no restrictions in our articles of incorporation or by laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS.

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Stuart Carnie. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                     Description of Exhibit
--------------                     ----------------------

     3.1            Articles of Incorporation (1)

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

Date: August 18, 2009

     Signature                       Title                            Date
     ---------                       -----                            ----


By: /s/ Stuart Carnie       Chief Executive Officer,             August 18, 2009
-------------------------   Chief Financial Officer,
Stuart Carnie               President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)