Form 10-Q/A
period 2009-06-30
Denarii Resources Inc.
filed 2009-11-20
CIK 1366407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 61,500,000 shares of common stock issued and outstanding at June 30, 2009.

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

Date: November 20, 2009

     Signature                       Title                            Date
     ---------                       -----                            ----


By: /s/ Stuart Carnie       Chief Executive Officer,           November 20, 2009
-------------------------   Chief Financial Officer,
Stuart Carnie               President, Secretary, Treasurer
                            and Director (Principal Executive
                            Officer and Principal Accounting Officer)