Form 10-Q
period 2009-09-30
Denarii Resources Inc.
filed 2009-11-23
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________to_________________

Commission File Number: 333-135354

DENARII RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

502 E. John Street
Carson City, Nevada 89706	(352) 361-1659
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 60,900,000 shares of common stock issued and outstanding at October 31, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

DENARII RESOURCES INC.
DENARII RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)
Unaudited

	As of	December 31,
	September 30,	2008
	2009	(Restated
	(UNAUDITED)	Unaudited)
Assets

Current assets
Cash	$--	$--
Total current assets	--	--

Total Assets	$--	$--

Liabilities

Current liabilities
Accounts payable-Related Party	$117,045	--
Accounts payable - other	49,235	$22,699
Due to a Related Party	620	--
Total current liabilities	166,900	22,699

Long term liabilities	--	--

Total Liabilities	166,900	22,699

Equity (Deficit)
100,000,000 Common shares authorized,
60,900,000 and 60,300,000 as issued at	60,900	60,300
Sept 30,2009 and Dec 31,2008 respectively
issued at $0.001 per share.

Additional paid-in capital	213,900	204,500
Deficit accumulated during
Exploration stage	(441,700)	(287,499)
Total stockholders’ equity	(166,900)	(22,699)

Total liabilities and stock holders’ equity	$--	$--

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars)
UNAUDITED

	Three Months Ended		Nine Months Ended		March 23, 2006
					(Inception) to
	September 30	September 30	September 30	September 30	September 30
	2009	2008	2009	2008	2009

REVENUES	$0.00	$0.00	$0.00	$0.00	$0.00

OPERATING EXPENSES
Mineral claims	-	-	-	-	10,000
Professional fees	18,295	7,205	58,845	21,058	334,949
Office	13,098	-	21,767	-	23,162
Management & Administration Fees	15,000		30,000		30,000
Rent	7,500		15,000		15,000
Travel	9,950		28,589		28,589
Total Operating Expenses	63,843	7,205	154,201		441,700

NET LOSS BEFORE INCOME
TAXES	(63,843)	(7,205)	(154,201)	(21,058)	(441,700)
Provision for income taxes	-	-	-	-

NET LOSS FOR THE PERIOD	(63,843)	(7,205)	(154,201)	(21,058)	(441,700)

BASIC AND DILUTED LOSS
PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	60,900,000	60,300,000	60,766,666	53,300,000

The accompanying notes are an integral part of these condensed financial statements

DENARII RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

			March 23, 2006
	Nine Months Ended		(Inception)
			to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,843)	$(21,058)	$(324,655)

Adjustments to reconcile net loss to net cash (used in) operating activities:	-	-	-
Non cash expense	-	-	214,000
Write off of mineral claims	-	-	10,000
Changes in assets and liabilities
Increase in accounts payable	63,843	11,058	49,235

Net cash used in operating activities	-	(10,000)	(51,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claims	-	-	(10,000)

Net cash provided by (used in) investing activities	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	10,000	60,800
Proceeds from related party loan	-	-	620
Due to Related Party			117,045

Net cash provided by financing activities	-	10,000	178,465

NET INCREASE (DECREASE)	-	-	-
IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Common stock issued for services	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

DENARII RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
From Inception (March 23, 2006) to September 30, 2009
(Stated in US Dollars)
Unaudited

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

NOTE 2 – PAYABLE TO RELATED PARTY

The company owes $117,045.27 to a related party. The terms of the payable are no interest and due on demand.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

e. Assets
The company has no cash as of September 30, 2009.

Mineral Property - In 2006 the Company purchased mining claims located in the McNab Molybdenum Property, located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. Access to the property is presently via water or helicopter. The property consists of 334.809 hectares The company plans to develop these claims by performing reconnaissance geological mapping, prospecting and rock sampling. Further development will include sample drilling and reporting of drilling results. These development costs are estimated to be approximately $250,000. The company will have to raise money to cover these development and exploratory costs.

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

f. Income
Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2009 and has paid expenses of $441,700 since inception. For the nine month period ended September 30, 2009 it has incurred expenses of $154,201 compared to $21,058 for the nine month period ended September 30, 2008.

The Company has determined that its McNab Molybdenum property is to be held and used for impairment. Our determination is based on the Company's current period operating loss combined with the Company's history of operating losses and our projection that demonstrates continuing losses associated with the McNab Molybdenum.

The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations as a write off of mineral claims.

	For the nine month
	Period ended:
	September 30	September 30,
	2009	2008

Revenue	$--	$--
Expenses

Professional Fees	58,845	21,058
Office	21,767	--
Management & Administration Fees	30,000	--
Rent	15,000	--
Travel	28,589	--
Total Expenses	154,201	21,058

Provision for Income Tax	--	--

Net Income (Loss)	$(154,201)	$(21,058)

g. Basic Income (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.

Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

i. Liabilities

Liabilities are made up of current liabilities. Current liabilities include accounts payable of $166,900 as of September 30, 2009.

NOTE 4 – SHARE CAPITAL

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

The company had two private placements both at $0.10 per share. The first was on July 1, 2007, 1,500,000 common shares for $25,000 and the second on September 28, 2007, 1,188,000 common shares for $19,800. As of December 31, 2007, there are Forty Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share.

On June 2, 2008 the company issued 600,000 shares at $0.01 per share.

On June 2, 2008 the company issued 12,000,000 for services. On March 11, 2009 the company issued 600,000 shares for services.

As of September 30, 2009, there were Sixty Million Nine Hundred Thousand (60,900,000) shares issued and outstanding at a value of $0.001 per share There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $441,700 for the period from March 23, 2006 (inception) to September 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Denarii Resources Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan”,” intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Denarii Resources Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW.

Denarii Resources Inc. ("Denarii" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

The Company's property, known as McNabb Molybdenum, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises two mineral claims containing 16 cell claim units totaling 334.809 hectares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $154,201 for the nine month period ended September 30, 2009 compared to a net loss of $21,058 for the nine month period ended September 30, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

STOCK OPTION PLAN
The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES.
We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS.
We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT.
On June 27, 2006, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b -2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In July of 2006, The Company filed an amendment to the registration statement on the form SB-1.

HOLDERS OF OUR COMMON STOCK.
As of September 30, 2009, we had 188 stockholder(s) holding 60,900,000 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2009.

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

Date: November 18, 2009

Signature	Title	Date

By: /s/ STUART CARNIE	Chief Executive Officer,	November 18, 2009
Chief Financial Officer,
Stuart Carnie	President, Secretary, Treasurer
and Director (Principal Executive
Officer and Principal Accounting Officer)