Form 10-K/A
period 2008-12-31
Denarii Resources Inc.
filed 2009-12-22
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]     No [X]

As of December 21, 2009, the registrant had 60,900,000 shares of common stock issued and outstanding.

The Board of Directors of Denarii Resources Inc., a Nevada corporation (the “Company”), has been advised by Seale & Beers, PC, its new appointed auditors that certain errors were contained in the Company’s financial statements for the year ending December 31, 2008. These errors have been corrected by the Company on its restated financial statements at the advice of its independent public accountants. The Company’s previous accountants, Moore & Associated, Chartered Accountants (“Moore”) had previously audited the Company’s financial statements for fiscal year ended December 31, 2008. On August 27, 2009, the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 there under; and (iv) noncooperation with a PCAOB investigation.  Therefore, the Company’s financial statements for fiscal year ended December 31, 2008 were restated.

DENARII RESOURCES, INC.
TABLE OF CONTENTS

Part I

Item 1. Business

Summary

COMPANY OVERVIEW

Denarii Resources, Inc. (hereinafter referred to as the "Company") was incorporated on March 23, 2006 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties.

The company issued to the founders 48,000,000 (8,000,000 pre-split) common shares of stock for $10,000. On October 3, 2007, 2,988,000 (498,000 pre-split) of these common shares where cancelled for a net of founders shares of 45,012,000 (7,502,000 pre-split). The net per share costs was $0.00013333. The company had two private placements both at $0.10 per share. The first was on July 1, 2007, 1,500,000 (250,000 pre-split) common shares for $25,000 and the second on September 28, 2007, 1,188,000 (198,000 pre-split) common shares for $19,800.

As of December 31, 2007, there are Forty-Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share.

On June 2, 2008 the company issued 600,000 (100,000 pre-split) shares at $0.01 per share. On June 2, 2008 the company issued 12,000,000 (2,000,000 pre-split) for services. On October 10, 2008 the company was authorized to issue 600,000 (100,000 pre-split) shares for services.

As of December 31, 2008, there are Sixty Million Three Hundred Thousand (60,300,000) shares issued and outstanding at a value of $0.001 per share. As well there are Six Hundred Thousand (600,000) (100,000 pre-split) shares authorized but unissued.

There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

On March 17, 2009, the Company completed a forward stock split of its common stock on a ratio of six shares for every one share of the Company. The record date of the forward stock split was March 13, 2009, the payment date of the forward split was March 16, 2009, and the ex-dividend date of the forward split was March 17, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company. As a result of the forward split, the number of issued and outstanding shares increased to 60,900,000 shares issued and outstanding.

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have accrued net losses of $297,499 for the period from inception (March 23, 2006) to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Moore and Associates, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “DNRR”.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We incurred operating expenses of $297,499 from inception to the year ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2008. Our net loss for the year ending December 31, 2008 was $233,098.

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

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

Balance Sheet Data:	12/31/08	12/31/07
Cash	$ 0	$ 0
Total assets	$ 0	$ 0
Total liabilities	$ 22,699	$ 9,601
Shareholders' equity	$ (22,699)	$(9,601)

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Denarii Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2008 (restated) and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 (restated) and December 31, 2007 and since inception on March 23, 2006 through December 31, 2008 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2008 (restated) and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 (restated) and December 31, 2007 and since inception on March 23, 2006 through December 31, 2008 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $233,098, an accumulated deficit of $297,499, working capital of ($22,699) and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 18, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheets

	December 31	December 31
	2008	2007
	(Restated)
ASSETS

Current Assets
Cash	$-	-
Total Current Assets	-	-

Equipment	-	-
Total Equipment	-	-

Total Assets	$-	-

LIABILITIES

Current Liabilities
Accounts Payable	$3,344	9,601
Accounts Payable-related party	19,355

Total Current Liabilities	22,699	9,601

Total Liabilities	$22,699	9,601

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value
100,000,000 Common Shares Authorized
60,300,000 shares issued	$60,300	47,700
Additional Paid-in Capital	213,900	7,100
Shares issuable	600	-
Accumulated Deficit during the exploration stage	(297,499)	(64,401)
Total Liabilities and Stockholders' Equity	(22,699)	(9,601)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statement of Operations

			From inception
			(March 23,
	For the Year	For the Year	2006)
	Ended	Ended	through to
	December	December	December 31,
	31, 2008	31, 2007	2008
	(Restated)		(Restated)

Revenue	$-	$-	$-

Expenses

Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Professional Fees - Related Parties	217,821	35,704	253,525
- Other	14,952	5,656	32,579
General Expenses	325	215	1,395
Total Expenses	233,098	41,575	297,499

Provision for Income Tax	-	-	-

Net Income (Loss)	$(233,098)	$(41,575)	$(297,499)

Basic & Diluted (Loss) per Share	(0.004)	(0.001)

Weighted Average Number of Shares	55,050,000	46,158,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statements of Cash Flows

			From inception
	For the	For the	(March 23, 2006)
	Year Ended	Year Ended	through to
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Restated)		(Restated)
Operating Activities
Net income (loss)	$(233,098)	$(41,575)	$(297,499)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	(6,257)	(3,225)	3,344
Non-Cash Expenses	210,000		210,000

Net cash used in operating activities	(29,355)	(44,800)	(74,155)

Investing Activities
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

Financing Activities
Loan from related party	19,355		19,355
Common shares issued for cash
@ $0.001 per share	600	2,688	48,300
Additional paid-in capital	9,400	42,112	16,500
Net cash provided by financing activities	29,355	44,800	84,155

Cash at beginning of period	-	-	-
Cash at end of period	-	-	-

Cash Paid For:
Interest	-	-	-
Income Tax	-	-	-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$210,000	$-	$210,000
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

DENARII RESOURCES INC.
(An exploration stage company)
STATEMENTS OF STOCKHOLDER’S EQUITY
(RESTATED)

	Common Stock				Deficit	Total
	Shares	Amount		Additional	Accumulated	Equity
			Shares	Paid in	During
			Issuable	Capital	Exploration
					Stage
Shares issued to founders - March 23, 2006
at $0.0002 per share	45,012,000	$45,012		($35,012)	-	$10,000

Net (Loss) for period					(22,826)	(22,826)

Balance, December 31, 2006	45,012,000	45,012		(35,012)	(22,826)	(12,826)

Stock issued for cash - July 1, 2007
at $0.0167 per share	1,500,000	1,500		23,500		25,000

Stock issued for cash - September 28, 2007
at $0.0167 per share	1,188,000	1,188		18,612		19,800

Net (Loss) for period					(41,575)	(41,575)

Balance, December 31, 2007	47,700,000	47,700		7,100	(64,401)	(9,601)

Stock issued for cash - June 2, 2008
at $0.0167 per share	600,000	600		9,400		10,000

Stock issued for services - June 2, 2008
at $.0.0167 per share	12,000,000	12,000		188,000		200,000

Stock issuable for services - October 10, 2008
at $.0.0167 per share 600,000 shares issuable			10,000	0		10,000

Net (Loss) for period					(233,098)	(233,098)

Balance, December 31, 2008	60,300,000	60,300	10,000	204,500	(297,499)	(22,699)

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

In accordance with FASB No. 89 paragraph 14 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

f.        Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2008 and has paid expenses of $297,499 since inception. For the year ended December 31, 2008 it has incurred expenses of $233,098.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

The company issued to the founders 48,000,000 (8,000,000 pre-split) common shares of stock for $10,000. On October 3, 2007, 2,988,000 (498,000 pre-split) of these common shares where cancelled for a net of founders shares of 45,012,000 (7,502,000 pre-split). The net per share costs was $0.00013333. The company had two private placements both at $0.10 per share. The first was on July 1, 2007, 1,500,000 (250,000 pre-split) common shares for $25,000 and the second on September 28, 2007, 1,188,000 (198,000 pre-split) common shares for $19,800.

As of December 31, 2007, there are Forty-Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share.

On June 2, 2008 the company issued 600,000 (100,000 pre-split) shares at $0.01 per share. On June 2, 2008 the company issued 12,000,000 (2,000,000 pre-split) for services. On October 10, 2008 the company was authorized to issue 600,000 (100,000 pre-split) shares for services.

As of December 31, 2008, there are Sixty Million Three Hundred Thousand (60,300,000) shares issued and outstanding at a value of $0.001 per share. As well there are Six Hundred Thousand (600,000) (100,000 pre-split) shares authorized but unissued.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $297,499 for the period from inception to December 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and due to a series of accounting errors, for the year ended December 31, 2008 to reflect the following:

1.	cancellation of stock issued for services on April 15, 2008 in lieu of payment
2.	to attach a value to stock issued for services on October 10, 2008 ($10,000) and June 2, 2008 ($200,000) and to expense these amounts as professional fees.
3.	To reclassify the stock issued for services on October 10, 2008 as issuable since the stock was not actually issued until March 11, 2009.
4.	to properly value the stock issued and issuable at $.001 per share and adjust the additional paid in capital.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

BALANCE SHEET	Original	Change	Restated

CURRENT ASSETS
Cash	-		-
Total Current Assets	$-		$-
TOTAL ASSETS	-		-

CURRENT LIABILITES
Accounts Payable	22,699	(19,355)	3,344
Accounts Payable - Related Party		19,355	19,355
TOTAL CURRENT LIABILITIES	$0		$22,699

STOCKHOLDER'S EQUITY
common shares issued	10,250	50,050	60,300
common shares issuable	0	600	600

additional paid in capital	54,550	159,350	213,900

accumulated deficit	(87,499)	(210,000)	(297,499)

Total Stockholders Equity	(22,699)		(22,699)

TOTAL LIABILITES AND STOCKHOLDERS EQUITY	-		-

STATEMENT OF OPERATIONS
REVENUE	$-		$-

OPERATING EXPENSES
Professional Fees	22,773	210,000	232,773
General Expenses	325		325
TOTAL EXPENSES	23,098	210,000	233,098

PROVISION FOR INCOME TAX	-		-

NET INCOME (LOSS)	$(23,098)	(210,000)	$(233,098)

STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net income (Loss)	$(23,098)	(210,000)	$(233,098)
Accounts Payable	13,098	(19,355)	(6,257)
Non-cash Expense	-	210,000	210,000
NET CASH USED IN OPERATING
ACTIVITIES	(10,000)		(29,355)

INVESTING ACTIVITIES	-		-

FINANCING ACTIVITIES
Loan from related party		19,355	19,355
Common Stock issued for cash	10,000		10,000
NET CASH PROVIDED BY FINANCING
ACTIVITIES	10,000		29,355

CASH AT BEGINNING OF PERIOD	-		-

CASH AT END OF PERIOD	-		-

NON CASH ACTIVITIES
Shares issued in lieu of payment for services	2,100	207,900	210,000

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital
Original - December 31, 2008	61,500,000	$10,250	$54,550	$(87,499)	$(22,699)

Cancellation of stock	(600,000)	(100)	(100)	-	-

Stock issued for services	-	(200)	200	(210,000)	(210,000)

Adjust value to par	-	50,950	159,050	-	210,000

Restated - December 31, 2008	60,900,000	60,900	213,700	(297,499)	(22,699)
	(NOTE 1)

Note 1: Includes issued and issuable

NOTE 5 - RECLASSIFICATION

Certain amounts in the financial statements for prior periods have been reclassified to conform to the classifications used for the current year. These reclassifications did not change reported net income for the prior period.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management’s Remediation Initiatives

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2009:

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Chris Lori	President, Secretary and Director	2006 2007 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 2,000,000 shares	$0 $0 $0	$0 $0 $0	$0 $0 $0
Stuart Carnie	President, Secretary and Director	2008	$0	$0	$0	100,000 shares	$0	$0	$0

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Chris Lori 7620 Oxgate CT Hudson OH, 44236	30,000,000	48.78%
Common	Esther Briner 510 – 999 W Hastings Vancouver BC V6C 2W2	5,976,000	9.72%
Common	John Briner 510 – 999 W Hastings Vancouver BC V6C 2W2	8,996,256	14.63%
Common	Stuart Carnie 502 E. John St. Carson City, NV, 89501	600,000	0.001%
Common	Julius Briner 510 – 999 W Hastings Vancouver BC V6C 2W2	12,252,000	19.92%
Directors and Officers as a Group consisting of one person		5,000,000	0.001%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

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

PART IV

Item 15. Exhibits

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
16.1	Consent of Independent Registered Public Accounting Firm
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2009                   Denarii Resources, Inc.

By: /s/ Stuart Carnie
---------------------------------------------
                   Stuart Carnie, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 21, 2009                   Denarii Resources, Inc.

By: /s/ Stuart Carnie
---------------------------------------------
                   Stuart Carnie, President and Chief Executive Officer
                   (Principal Executive Officer and Principal Accounting Officer)