Form 10-K
period 2009-12-31
Denarii Resources Inc.
filed 2010-04-15
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

(949)-335-5159
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 14, 2010, the registrant had 61,900,000 shares of common stock issued and outstanding.

               DENARII RESOURCES, INC.

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

On March 11, 2009 the company issued 600,000 shares for services valued at $10,000.

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

As of December 31, 2009, there are Sixty Million Nine Hundred Thousand (60,900,000) shares issued and outstanding at a value of $0.001 per share.

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

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000.00, $100,000 and $175,000 respectively. We had $0 in cash reserves as of the period ended December 31, 2009. The lack of cash has kept us from conducting any exploration work on the property. We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

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

Denarii Resources Inc. signed an Agreement for Purchase of the Lota Bay Coal Concessions in Lota Bay, Chile. on September 29, 2009.    The two coal concessions are located in Lota Bay, Chile, about 300 miles south of Santiago, Chile. The coal within the boundaries of the concessions form a layer averaging 2.26 meters in thickness in 10 meters of water with 1.7 meters of overburden. In March 2006 a drilling program was carried out on 30% of the coal concession. The results of this program showed total reserves of 565,000 tons of recoverable bituminous thermal coal. All environmental studies have been completed on the concession, and all government and regulatory approvals are in place to proceed with production.

Lota, Chile, was a major coal-mining center in southern Chile, situated on the Golfo (gulf) de Arauco. Although the city of Lota was founded in 1662, sustained development of coal mining did not begin until 1852, when the industrialist Matias Cousino started a coal-mining enterprise. Completion of a railway from Concepcion, 32 km north, in 1888 stimulated growth. In the 1990's Lota's coal resources became exhausted and cheaper Colombian coal began to compete in the market causing the coal mines to close after 145 years of continuous operations.

Over the 145 year span of the Lota coal mine operation, many tons of coal were dumped or spilled into the harbor. Most of the spilled coal resulted from primitive shipping and conveying practices that were in use over the last 145 years.

The operational plan is to dredge up the coal and process it in an adjacent industrial site. Lota has grid power, water, sewage, road and rail access. The coal will be marketed to nearby coal burning thermal electric generating plants which currently have to import to meet the growing electrical demands as 84% of Chile's electrical production is from coal fired generation plants.

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

EMPLOYEES

Our only current employee is Dennis Lorrig our President and sole executive officer.

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

We have accrued net losses of $484,239 for the period from inception (March 23, 2006) to December 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Seale and Beers CPAs, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Mr. Dennis Lorrig our PRESIDENT and director, currently devotes up to 20 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.   Our other Directors spend less time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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

During the 12 month period ended December 31, 2009 the company received funds from a related part used for working capital.  This allowed the company to look for additional suitable equity financings to help in acquiring additional precious and base metal properties.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “DNRR”.

As of the date of this report we have 186 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

We incurred operating expenses of $484,239 from inception to the year ended December 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2009. Our net loss for the year ending December 31, 2009 was $186,740.

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

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

         Balance Sheet Data:                                                       12/31/09                      12/31/08
         Cash                                                                               $ 0                          $ 0
         Total assets                                                                   $ 0                          $ 0
         Total liabilities                                                               $  209,439                      $ 22,699
         Shareholders' equity(Deficit)                  $ (209,439)                    $(22,699)

Liquidity and Capital Resources

Our cash balance at December 31, 2009 was $0 with outstanding liabilities of $209,439. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Plan of Operation

Our cash balance is $0 as of December 31, 2009. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are an exploration stage company and have generated no revenue to date.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Denarii Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and from inception on March 23, 2006 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and from inception on March 23, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has had a loss from operations of $186,740, an accumulated deficit of $484,239, working capital deficit of $209,439 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheets
	December 31	December 31
	2009	2008
	(Audited )	(Audited)
ASSETS

Current Assets
Cash	$-	-
Total Current Assets	-	-

Equipment	-	-
Total Equipment	-	-

Total Assets	$-	-

LIABILITIES

Current Liabilities
Accounts Payable and Accruals	$19,067	3,344
Accounts Payable-related parties	190,372	19,355

Total Current Liabilities	209,439	22,699

Total Liabilities	$209,439	22,699

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 100,000,000 Common Shares Authorized 60,900,000 shares issued (2008 - 60,300,000)	$60,900	60,300
Additional Paid-in Capital	213,900	213,900
Shares issuable	-	600
Accumulated Deficit during the exploration stage	$(484,239)	(297,499)
Total Stockholders' Equity	(209,439)	(22,699)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$-	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statements of Operations

	For the Year Ended	For the Year Ended	From inception (March 23, 2006) through to
	December 31, 2009	December 31, 2008	December 31, 2009
	(Audited)	(Audited)

Revenue	$-	$-	$-

Expenses

Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Professional Fees - Related Parties		217,821	253,525
- Other	59,440	14,952	92,019
Management and Administration Fees
- Related Party	45,000	-	45,000
Rent - Related Party	22,500	-	22,500
General Expenses-Related Party	43,793	-	43,793
General Expenses	16,007	325	17,402
Total Expenses	186,740	233,098	484,239

Provision for Income Tax	-	-	-

Net Income (Loss)	$(186,740)	$(233,098)	$(484,239)

Basic & Diluted (Loss) per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares	60,786,575	55,050,000

The accompanying notes are an integral part of these financial statements.

                                                                                             DENARII RESOURCES INC.
                                                                                                     (An exploration stage company)
                                                                                                          Statements of Cash Flow
	For the Year Ended	For the Year Ended	From inception (March 23, 2006)
	December 31, 2009	December 31, 2008	through to December 31, 2009

Operating Activities
Net income (loss)	$(186,740)	$(233,098)	$(484,239)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	15,723	(6,257)	19,067
Non-Cash Expenses	-	210,000	210,000
Expenses Paid for by Related Party	171,017	-	171,017

Net cash used in operating activities	-	(29,355)	(74,155)

Investing Activities
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

Financing Activities
Loan from related party	-	19,355	19,355
Common shares issued for cash @ $0.001 per share	-	600	48,300
Additional paid-in capital	-	9,400	16,500
Net cash provided by financing activities	-	29,355	84,155

Cash at beginning of period	-	-	-
Cash at end of period	-	-	-

Non-Cash Activities	$171,017	-	$171,017
Shares issued in Lieu of Payment for Service	$210,000	$210,000	$210,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock				Deficit	Total
	Shares	Amount		Additional	Accumulated	Equity
	Issued		Shares	Paid in	During
			Issuable	Capital	Exploration
					Stage
Shares issued to founders - March 23, 2006 at $0.0002 per share	45,012,000	$45,012		$(35,012)	-	$10,000

Net (Loss) for period					(22,826)	(22,826)
Balance, December 31, 2006	45,012,000	45,012		(35,012)	(22,826)	(12,826)

Stock issued for cash - July 1, 2007
at $0.0167 per share	1,500,000	1,500		23,500		25,000

Stock issued for cash - September 28, 2007
at $0.0167 per share	1,188,000	1,188		18,612		19,800

Net (Loss) for period					(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700		7,100	(64,401)	(9,601)

Stock issued for cash - June 2, 2008 at $0.0167 per share	600,000	600		9,400		10,000

Stock issued for services - June 2, 2008 at $.0.0167 per share	12,000,000	12,000		188,000		200,000

Stock issuable for services - October 10, 2008 at $.0.0167 per share 600,000 shares issuable		600	600,000	9,400		10,000

Net (Loss) for period					(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,900	600,000	213,900	(297,499)	(22,699)

Stock issued for services-March 11, 2009	600,000		(600,000)

Net (Loss) for period					(186,740)	(186,740)

Balance, December 31, 2009	60,900,000	60,900	-	213,900	(484,239)	(209,439)

DENARII RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
From Inception (March 23, 2006) to December 31, 2009
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

NOTE 2 – PAYABLE TO RELATED PARTY

The company owes $190,372 to related parties.  The terms of the payables are no interest and due on demand.

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

e. Advertising and Promotion Costs
The Company expenses advertising and promotion when incurred.  The company incurred $4,441 in advertising and promotion costs in 2009. There were no advertising and promotion costs in 2008.

f. Assets

The company has no cash as of December 31, 2009.

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

g. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2009 and has paid expenses of $484,239 (since inception). For the year ended December 31, 2009 it has incurred expenses of $186,740.

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

h.  Recent Account Pronouncements

The company has analyzed the following recent accounting pronouncements and believes none will have a material effect on our financial statements when implemented:
i.	In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.
ii.
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.

iii.
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

iv.
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

v.	In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.
vi.
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.

vii.	In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.
viii.
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).

ix.
In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

x.	In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.
xi.	In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.
xii.	In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.
xiii.
In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

xiv.
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).

xv.
In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).

xvi.	In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).
xvii.	In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).
xviii.	In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”).
xix.	In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112.
xx.
    In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

i. Basic Income (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.
Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the  additional  common shares were dilutive. At December 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

j. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

k. Liabilities

Liabilities are made up of current liabilities. Current liabilities include accounts payable of $209,439 as of December 31, 2009.
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

On October 3, 2007, 2,988,000 of these common shares were cancelled for a net of founders shares of 45,012,000. The net per share costs was $0.00013333.

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

On June 2, 2008 the company issued 12,000,000 shares for services valued at $200,000.

On March 11, 2009 the company issued 600,000 shares for services valued at $10,000.

As of December 31, 2009, there were Sixty Million Nine Hundred Thousand (60,900,000) shares issued and outstanding at a value of $0.001 per share There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $484,239 for the period from March 23, 2006 (inception) to December 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – Subsequent events – None

The company has evaluated subsequent events through April 14, 2010, the date which the financial statements were available to be issued.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Dennis Lorrig	46	President, Secretary, and Director
Mr. Dennis Lorrig is a resident of San Diego, California has a Bachelor of Science Degree majoring in Math and Economics and a minor Applied Engineering at the University of Wisconsin-La Crosse and Business Grad School at UW-Green Bay. He previously worked at the Green Bay Engineering Corps at Proctor and Gamble and also has worked for a number of major corporations in developing strategic product growth. He has also assisted in many charitable fund raising events.  The company feels very confident that his engineering background coupled with his ability to raise capital will be very beneficial for the next stage of development for the corporation.

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·                   Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·                  Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2009:

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Chris Lori	President, Secretary and Director	2006 2007 2008	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 2,000,000 shares	$0 $0 $0	$0 $0 $0	$0 $0 $0
Stuart Carnie	President, Secretary and Director	2008 2009	$0 $0	$0 $0	$0 $0	100,000 shares 0	$0 $0	$0 $	$0 $0

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Nerine Chambers P.O.90 Road Town Tortola	30,000,000	49.261%
Common	Stuart Carnie 502 E. John St. Carson City, NV, 89501	600,000	0.001%

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

Item 14. Principal Accounting Fees and Services

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $10,625.

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

April 15, 2010                            Denarii Resources, Inc.

                                          By: /s/ Dennis Lorrig
                                 ---------------------------------------------
 Dennis Lorrig, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010                  Denarii Resources, Inc.

                                          By: /s/ Dennis Lorrig
                                           ---------------------------------------------
                                  Dennis Lorrig, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)