Form 10-Q
period 2010-03-31
Denarii Resources Inc.
filed 2010-05-24
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 61,900,000 shares of common stock issued and outstanding at March 31, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

	March 31	December 31
	2010	2009
		(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Prepaid Expense (Note 6)	11,133
Total Current Assets	11,133

Total Assets	11,133	-

LIABILITIES

Current Liabilities
Accounts Payable and Accruals	29,486	19,067
Accounts Payable-related parties	250,559	190,372

Total Current Liabilities	280,045	209,439

Total Liabilities	280,045	209,439

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized 61,900,000 and 60,900,000 issued at March 31, 2010 and December 31, 2009 respectively issued at $0.001 per share	61,900	60,900
Additional Paid-in Capital	229,600	213,900
Accumulated Deficit during the exploration stage	(560,412)	(484,239)

Total Stockholders' Equity	(268,912)	(209,439)

Total Liabilities and Stockholders' Equity	11,133	-

	The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statements of Operations

	For the three month period ended	For the three month period ended	From inception (March 23, 2006) through to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$ -	$ -	$ -

Expenses

Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Professional Fees - Related Parties	-	-	253,525
- Other (Note 6)	27,957	4,441	119,976
Management and Administration Fees
- Related Party	21,000		66,000
Rent - Related Party	7,500	-	30,000
General Expenses-Related Party	17,158	-	60,951
General Expenses-Other	2,558	-	19,960
Total Expenses	76,173	4,441	560,412

Net loss before provision for income tax	(76,173)	(4,441)	(560,412)

Provision for Income Tax	-	-	-

Net Income (Loss)	$ (76,173)	$ (4,441)	$ (560,412)

Basic & Diluted (Loss) per Common Share	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	61,466,667	60,440,000

The accompanying notes are an integral part of these financial statements.

	DENARII RESOURCES INC.
	(An exploration stage company)
	Statements of Cash Flows

	For the three month period ended	For the three month period ended	From inception (March 23, 2006)
	March 31, 2010	March 31, 2009	through to March 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$ (76,173)	$ (4,441)	$ (560,412)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	10,419	3,821	29,486
Prepaid Expenses	(11,133)		(11,133)
Non-Cash Expenses	16,700	620	226,700
Expenses Paid for by Related Party	60,187		231,204

Net cash used in operating activities	-	-	(74,155)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Loan from related party	-	-	19,355
Common shares issued for cash @ $0.001 per share	-	-	48,300
Additional paid-in capital	-		16,500

Net cash provided by financing activities	-	-	84,155

NET INCREASE (DECREASE)	-	-	-
IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Common stock issued for services	16,700	-	$ 226,700

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Footnotes to the Financial Statements
From Inception (March 23, 2006) to March 31, 2010
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

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These are condensed notes and should be read in conjunction with the audited financial statements from the year ending December 31, 2009.

On March 16, 2010 Stuart Carnie resigned as an officer and director. On March 19, 2010 Dennis Lorrig was appointed as an officer and director.

NOTE 2 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $560,412 for the period from March 23, 2006 (inception) to March 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Advertising and Promotion Costs
The Company expenses advertising and promotion when incurred.  The company has incurred $105 in advertising and promotion cost in the quarter ended March 31, 2010.

b. Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through ASU No. 2010-19, and feels that none of them will have a material effect on the Company’s financial statements.

NOTE 4 – SHARE CAPITAL

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

On March 17, 2009 the Company completed a forward stock split of its common stock on a ratio of six new shares for every one old share of the Company (6:1). All references to issued common shares take into account the forward stock split that has been retroactively stated.

On March 23, 2006 the company issued to the founders 48,000,000 common shares of stock for $10,000.The cost per share was $0.0002.

On October 3, 2007, 2,988,000 of these common shares were cancelled for a net of founders shares of 45,012,000. The net per share costs was $0.00013333.

The company had two private placements both at $0.0167 per share. The first was on July 1, 2007, 1,500,000 common shares for $25,000 and the second on September 28, 2007, 1,188,000 common shares for $19,800. As of December 31, 2007, there are Forty Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share.

On June 2, 2008 the company issued 600,000 shares at $0.0167 per share.

On June 2, 2008 the company issued 12,000,000 shares for services valued at $200,000. The cost per share was $0.0167.

On March 11, 2009 the company issued 600,000 shares for services valued at $10,000.The cost per share was $0.0167.

On February 09, 2010 the company issued 1,000,000 shares for services valued at $16,700.The cost per share was $0.0167.

As of March 31, 2010, there were Sixty One Million Nine Hundred Thousand (61,900,000) shares issued and outstanding at a value of $0.001 per share There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – PAYABLE TO RELATED PARTY

The company owes $250,559 to related parties.  The terms of the payables are no interest and due on demand.

NOTE 6 – CONSULTING AGREEMENT

During the quarter the company entered into a consulting agreement with Mirador Consulting Inc., (Mirador) a Florida corporation, whereby Mirador will receive 1,000,000 shares of the company and will provide management consulting, business advisory, shareholder information and public relations services over a six month period under certain terms and conditions.  These shares are restricted for a six month period from February 09, 2010.The cost of $16,700 is being expensed over a six month period from February 01, 2010

NOTE 7 – SUBSEQUENT EVENTS

The company has evaluated subsequent events through May 21, 2010, the date which the financial statements were available to be issued. The company filed a form 8K on April 21, 2010 appointing Dennis Lorrig to the Board of Directs and a form 8K on May 12, 2010 clarifying the restatement of the quarters ending June 30, 2009 and September 30, 2009.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2010.

The accompanying financial statements show that the Company has incurred a net loss of $76,173 for the three month period ended March 31, 2010 compared to a net loss of $4,441 for the three month period ended March 31, 2009 and has not yet generated any revenues The increased losses in the current quarter are due to increased management and operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of March 31, 2010, we had 200 stockholder(s) holding 61,900,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
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

As of March 31, 2010,4 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to form an audit committee, which we expect to be partially, if not fully, implemented by December 31, 2010.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2010.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                              Description

                   3.1                              Articles of Incorporation (1)
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

May 24, 2010

DENARII RESOURCES, INC.

By: /s/ Dennis Lorrig
Dennis Lorrig
Chief Executive Officer,
Chief Financial Officer,
President, Secretary, Treasurer
and Director (Principal Executive Officer
and Principal Accounting Officer