Form 10-Q/A
period 2010-03-31
Denarii Resources Inc.
filed 2010-06-01
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to________________

Commission File Number: 333-135354

DENARII RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

502 E. John Street
Carson City, Nevada 89706	(949) 335-5159
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

_____________________________________________________
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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed balance sheet of Denarii Resources Inc. as of March 31, 2010, and the related condensed statements of operations and cash flows for the three-month period ended March 31, 2010 and from inception March 23, 2006 through March 31, 2010. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been reviewed assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $601,511, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 28, 2010

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheets
(Restated)

	March 31	December 31
	2010	2009
	(Restated)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Prepaid Expense (Note 6)	93,334
Total Current Assets	93,334

Total Assets	93,334	-

LIABILITIES

Current Liabilities

Accounts Payable and Accruals	29,486	19,067
Accounts Payable-related parties	250,559	190,372

Total Current Liabilities	280,045	209,439

Total Liabilities	280,045	209,439

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized 61,900,000 and 60,900,000 issued at March 31, 2010 and December 31, 2009 respectively issued at $0.001 per share	61,900	60,900
Additional Paid-in Capital	352,900	213,900
Accumulated Deficit during the exploration stage	(601,511)	(484,239)

Total Stockholders' Equity	(186,711)	(209,439)

Total Liabilities and Stockholders' Equity	93,334	-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statements of Operations
(Restated)

	For the three	For the three	From inception
	month period	month period	(March 23, 2006)
	ended	ended	through to
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses

Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Professional Fees - Related Parties	-	-	253,525
- Other (Note 6)	69,056	4,441	161,075
Management and Administration Fees - Related Party	21,000		66,000
Rent - Related Party	7,500	-	30,000
General Expenses-Related Party	17,158	-	60,951
General Expenses-Other	2,558	-	19,960
Total Expenses	117,272	4,441	601,511

Net loss before provision for income tax	(117,272)	(4,441)	(601,511)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(117,272)	$(4,441)	$(601,511)

Basic & Diluted (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares	61,466,667	60,440,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Statements of Cash Flows
(Restated)

	For the three	For the three
	month period	month period	From inception
	ended	ended	(March 23, 2006)
	March 31,	March 31,	through to
	2010	2009	March 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$(117,272)	$(4,441)	$(601,511)
Recognition of an Impairment Loss (Mineral Claims)	-	-	10,000
Accounts payable	10,419	3,821	29,486
Prepaid Expenses	(93,334)		(93,334)
Non-Cash Expenses	140,000	620	350,000
Expenses Paid for by Related Party	60,187		231,204

Net cash used in operating activities	-	-	(74,155)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Loan from related party	-	-	19,355
Common shares issued for cash @ $0.001 per share		-	48,300
Additional paid-in capital	-		16,500

Net cash provided by financing activities	-	-	84,155

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Common stock issued for services	139,000	-	349,000

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $601,511 for the period from March 23, 2006 (inception) to March 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On October 3, 2007, 2,988,000 of these common shares were cancelled for a net of founder’s shares of 45,012,000. The net per share costs was $0.00013333.

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

On March 11, 2009 the company issued 600,000 shares for services valued at $10,000. The cost per share was $0.0167.

On February 09, 2010 the company issued 1,000,000 shares for `services valued at $140,000. The cost per share was $0.140.

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

NOTE 6 – RESTATEMENT FOOTNOTE

Due to an accounting error, the Company has restated its Financials Statements for the quarter ended March 31, 2010 due to an incorrect value put on shares issued for services.

BALANCE SHEETS	Original	Change	Restated

ASSETS
Current Assets
Prepaid Expense	11,133	82,201	93,334

TOTAL ASSETS	11,133	82,201	93,334

STOCKHOLDERS' EQUITY
Common shares issued	61,900	-	61,900
Additional Paid in Capital	229,600	123,300	352,900
Accumulated Deficit	(560,412)	(41,099)	(601,511)
TOTAL STOCKHOLDERS' EQUITY	(268,912)	82,201	(186,711)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	11,133	82,201	93,334

STATEMENTS OF OPERATIONS

OPERATING EXPENSES
Mineral Claims	-		-
Professional Fees-Related Party - other (Note 6)	27,957	41,099	69,056
Management and Administration Fees - Related Party	21,000	-	21,000
Rent - Related Party	7,500	-	7,500
General Expenses - Related Party	17,158	-	17,158
General Expenses - other	2,558	-	2,558
TOTAL OPERATING EXPENSES	76,173	41,099	117,272

NET LOSS BEFORE INCOME TAXES	(76,173)	(41,099)	(117,272)
PROVISION FOR INCOME TAX	-		-
NET INCOME (LOSS) FOR THE PERIOD	(76,173)	(41, 099)	(117,272)

STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income (Loss)	(76,173)	(41,099)	(117,272)
Accounts Payable	10,419	-	10,419
Prepaid Expenses	(11,133)	(82,201)	(93,334)
Non-Cash Expenses	16,700	123,300	140,000
Expense Paid for by Related Party	60,187)	-	60,187

Net cash used in operating activities	–	–	–

NOTE 7 – CONSULTING AGREEMENT

During the quarter the company entered into a consulting agreement with Mirador Consulting Inc., (Mirador) a Florida corporation, whereby Mirador will receive 1,000,000 shares of the company and will provide management consulting, business advisory, shareholder information and public relations services over a six month period under certain terms and conditions. These shares are restricted for a six month period from February 09, 2010.The cost of $140,000 is being expensed over a six month period from February 01, 2010

NOTE 8 – SUBSEQUENT EVENTS

The company has evaluated subsequent events through May 27, 2010, the date which the financial statements were available to be issued. The company filed a form 8K on April 21, 2010 appointing Dennis Lorrig to the Board of Directors and a form 8K on May 12, 2010 clarifying the restatement of the quarters ending June 30, 2009 and September 30, 2009.The company filed a form 8K On May 27, 2010 appointing Robert Malasek to the Board of Directors.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2010.

The accompanying financial statements show that the Company has incurred a net loss of $117,272 for the three month period ended March 31, 2010 compared to a net loss of $4,441 for the three month period ended March 31, 2009 and has not yet generated any revenues The increased losses in the current quarter are due to increased management and operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

Date: May 28, 2010

Signature	Title	Date

By: /s/ DENNIS LORRIG	Chief Executive Officer,	May 28, 2010
Dennis Lorrig	President, Secretary and Director
(Principal Executive Officer)