Form 10-Q/A
period 2009-06-30
Denarii Resources Inc.
filed 2010-08-24
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

☐  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______to___________

Commission File Number: 000-53389

DENARII RESOURCES INC.
(Exact name of Registrant as specified in its chart)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Ste 4 Carson City, Nevada 89701	(949) 335-5159
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

502 E. John Street
Carson City, Nevada 89706

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

We had a total of 61,900,000 shares of common stock issued and outstanding at August 23, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The company has restated its financial statements as of and due to a series of accounting errors for the 6 months ended June 30, 2009, that is fully disclosed in the footnotes.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Stated in US Dollars)
Unaudited
(Restated)

	As of June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	-	-

LIABILITIES

Current liabilities
Accounts payable - other	18,475	3,344
Accounts payable-Related Parties	83,962	19,355
Loans from Related Party	620

Total Current Liabilities	103,057	22,699

Total Liabilities	103,057	22,699

STOCKHOLDERS' EQUITY

100,000,000 Common shares authorized,
60,900,000 and 60,300,000 issued at	60,900	60,300
June 30, 2009 and Dec 31, 2008 respectively
issued at $0.001 per share

600,000 issuable at $0.001 per share	--	600

Additional paid-in capital	213,900	213,900

Deficit accumulated during	(377,857)	(297,499)
Exploration stage

Total Stockholders’ Equity	(103,057)	(22,699)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed  Statements of Operations
(Stated in US Dollars)
Unaudited
(Restated)

	Three Months Ended		Six Months Ended		March 23, 2006
					(Inception) to
`	June 30	June 30	June 30	June 30	June 30
	2009	2008	2009	2008	2009

REVENUES	$0.00	$0.00	$0.00	$0.00	$0.00

OPERATING EXPENSES
Mineral claims	-	-	-	-	10,000
Professional fees	26,109	15,855	30,550	17,580	316,654
Office	8,669	-	8,669	-	10,064
Mgmt & Administration Fees-Related Party	15,000	-	15,000	-	15,000
Rent-Related Party	7,500	-	7,500	-	7,500
Travel-Related Party	18,639	-	18,639	-	18,639
Total Operating Expenses	75,917	15,855	80,358	17,580	377,857

NET LOSS BEFORE INCOME TAXES	(75,917)	(15,855)	(80,358)	(17,580)	(377,857)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET INCOME (LOSS) FOR THE PERIOD	(75,917)	(15,855)	(80,358)	(17,580)	(377,857)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	60,900,000	52,575,822	60,671,270	49,707,690

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)
(Restated)

			March 23, 2006
	Six Months Ended		(Inception)
	Jun-30	Jun-30	to
	2009	2008	30-Jun-09
OPERATING ACTIVITIES
Net income (loss)	(80,358)	(17,580)	(377,857)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash expense	-	-	210,000
Write off of mineral claims	-	-	10,000
Changes in assets and liabilities
Expenses paid on company's behalf by related party	65,227	-	84,582
Increase in accounts payable -other	15,131	5,580	18,475

Net cash used in operating activities	-	(12,000)	(54,800)

INVESTING ACTIVITIES
Purchase of mineral claims	-	-	(10,000)

Net cash provided by (used in) investing activities	-		(10,000)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	12,000	64,800

Net cash provided by financing activities	-	12,000	64,800

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Common stock issued for services	$-	$-	$210,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Footnotes to the Financial Statements
From Inception (March 23, 2006) to June 30, 2009
(Stated in US Dollars)
Unaudited
(RESTATED)

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

NOTE 2 – GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $377,857 for the period from March 23, 2006 (inception) to June 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Advertising and Promotion Costs
The Company expenses advertising and promotion when incurred.  There were not any advertising and promotion costs incurred in 2008 or the first quarter ending March 31, 2009. There was $2,835 in the quarter ending June 30, 2009.

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

As of June 30, 2009, there were Sixty Million Nine Hundred Thousand (60,900,000) shares issued and outstanding at a value of $0.001 per share There are no preferred shares authorized. The Company has issued no preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PAYABLE TO RELATED PARTY

The company owes $84,582 to related parties.  The terms of the payables are no interest and due on demand.

NOTE 6 – Restated Financial Statements

The company has restated its financial statements as of and due to a series of accounting errors for the 6 months ended June 30, 2009 to reflect the following:

1.	Additional accounts payable

2.	Correct the calculation of weighted average number of common shares and diluted loss per share due to common stock previously recorded as issued in 2008 but actually issued on March 11, 2009.

BALANCE SHEETS	Original	Change	Restated

CURRENT LIABILITES
Accounts Payable	38,450	(38,450)	-
Accounts Payable - Related Party	-	83,962	83,962
Accounts Payable – Other	-	18,475	18,475
Loan from Related Party	-	620	620
TOTAL CURRENT LIABILITIES	38,450	64,607	103,057

STOCKHOLDERS' EQUITY
Common shares issued	61,500	(600)	60,900
Additional Paid in Capital	223,300	(9,400)	213,900
Accumulated Deficit	(323,250)	(54,607)	(377,857)
Total Stockholders' Equity	(38,450)	(64,607)	(103,057)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES
Professional Fees	6,309	19,800	26,109
Office - General Expenses	5,001	-	5,001
Office-General Expenses - Related Party	-	3,668	3,668
Management and Administration
Fees - Related Party	-	15,000	15,000
Rent - Related Party	-	7,500	7,500
Travel-Related Party	-	18,639	18,639
TOTAL OPERATING EXPENSES	11,310	64,607	75,917

NET LOSS BEFORE INCOME TAXES	(11,310)	(64,607)	(75,917)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(11,310)	(64,607)	(75,917)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE	61,500,000	(600,000)	60,900,000

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES
Professional Fees	10,750	19,800	30,550
Office-General Expenses	5,001	-	5,001
Office-General Expenses - Related Party	-	3,668	3,668
Management and Administration
Fees - Related Party	-	15,000	15,000
Rent - Related Party	-	7,500	7,500
Travel-Related Party	-	18,639	18,639
TOTAL OPERATING EXPENSES	15,751	64,607	80,358

NET LOSS BEFORE INCOME TAXES	(15,751)	(64,607)	(80,358)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(15,751)	(64,607)	(80,358)

BASIC AND DILUTED LOSS PER SHARE	(0.02)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE	61,500,000	(528,730)	60,971,270

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009

OPERATING ACTIVITIES
Net Loss	(15,751)	(64,607)	(80,358)
Accounts Payable	15,751	(620)	15,131
Expenses paid on Company's behalf by related party	-	65,227	65,227

NET CASH USED IN OPERATING ACTIVITIES	-	-	-

NOTE 7 – Subsequent events –

The company has evaluated subsequent events through August 21, 2010 the date which the financial statements were available to be restated.

•	Stuart Carnie resigned as Director and Officer on March 16, 2010.
•	The company filed a Form 8K on April 21, 2010 appointing Dennis Lorrig to the Board of Directors.
•	The company filed a Form 8K on May 12, 2010 clarifying the restatement of the quarters ending June 30, 2009 and September 30, 2009.
•	The Company filed a Form 8K on May 27, 2010 appointing Robert Malasek to the Board of Directors.
•	The company filed a form 8K May 27, 2010 stating that the March 31, 2010 filed on Form 10Q on May 24, 2010 could not be relied upon.
•	On June 16, 2010 the Company entered into an agreement to acquire an 80% interest in Touchstone Precious Metals Inc.
•	On August 02, 2010 the company filed an 8K stating that Dennis Lorrig and Robert Malasek resigned as Directors and Officers on July 29, 2010.
•	The company filed a Form 8K on August 17, 2010 appointing Dr. Stewart Jackson to the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Denarii Resources Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan”,” intend","anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC.  These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $80,358 for the six month period ended June 30, 2009 compared to a net loss of $17,580 for the six month period ended June 30, 2008, the Company incurred a net loss of $75,917 for the three month period ended June 30, 2009 compared to $15,855 for the three month period ended June 30, 2008. The company has not yet generated any revenues that can offset operating expenses. The increased losses in the current quarter are due to increased management and operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of June 30, 2009, we had 188 stockholder(s) holding 60,900,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Director, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Director concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at not an effective level that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

CHANGES INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification by Chief Executive Officer and ChiefFinancial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Actof 2002, filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)  Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 23, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2010

Signature	Title	Date

By: /s/ GLENN SOLER	DIRECTOR,	August 23, 2010
Glenn Soler	Director