Form 10-Q/A
period 2009-09-30
Denarii Resources Inc.
filed 2010-08-24
CIK 1366407

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

The company has restated its financial statements as of and due to a series of accounting errors for the 9 months ended September 30, 2009 that is fully disclosed in the footnotes.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Stated in US Dollars)
Unaudited
(Restated)

	As of September 30,	December 31,
	2009	2008
		(AUDITED)
ASSETS

Current assets
Cash	$--	$--

Total Current Assets	--	--

Total Assets	--	--

LIABILITIES

Current liabilities
Accounts payable - other	13,639	19,355
Accounts payable - Related Parties	151,737	3,344

Total Current Liabilities	165,376	22,699

Total Liabilities	165,376	22,699

STOCKHOLDERS' EQUITY

100,000,000 Common shares authorized,
60,900,000 and 60,300,000 issued at	60,900	60,300
Sept 30, 2009 and Dec 31, 2008 respectively
issued at $0.001 per share

600,000 issuable at $0.001 per share	--	600

Additional paid-in capital	213,900	213,900

Deficit accumulated during	(440,176)	(297,499)
Exploration stage

Total Stockholders’ Equity	$(165,376)	$(22,699)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed  Statements of Operations
(Stated in US Dollars)
(Unaudited)
(Restated)

	Three Months Ended		Nine Months Ended		March 23, 2006
					(Inception) to
`	September 30	September 30	September 30	September 30	September 30
	2009	2008	2009	2008	2009

REVENUES	$0.00	$0.00	$0.00	$0.00	$0.00

OPERATING EXPENSES
Mineral claims	-	-	-	-	10,000
Professional fees	18,295	7,205	48,845	21,058	334,949
Office	11,574	-	20,243	-	21,638
Mgmt & Administration Fees-Related Party	15,000		30,000		30,000
Rent-Related Party	7,500		15,000		15,000
Travel-Related Party	9,950		28,589		28,589
Total Operating Expenses	62,319	7,205	142,677	21,058	440,176

NET LOSS BEFORE INCOME TAXES	(62,319)	(7,205)	(142,677)	(21,058)	(440,176)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET INCOME (LOSS) FOR THE PERIOD	(62,319)	(7,205)	(142,677)	(21,058)	(440,176)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	60,900,000	60,300,000	60,748,352	53,284,615

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)
(Restated)

			March 23, 2006
	Nine Months Ended		(Inception)
	September 30,	September 30,	to
	2009	2008	30-Sep-09
OPERATING ACTIVITIES
Net income (Loss)	(142,677)	(21,058)	(440,176)

Adjustments to reconcile net loss to net cash (used in) operating activities:	-	-	-
Non cash expense	-	-	210,000
Write off of mineral claims	-	-	10,000
Changes in assets and liabilities
Increase in accounts payable -other	10,295	11,058	13,639
Expenses paid on Company's behalf by related parties	132,382	-	151,737

Net cash used in operating activities	-	(10,000)	(54,800)

INVESTING ACTIVITIES
Purchase of mineral claims	-	-	(10,000)

Net cash provided by (used in) investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	10,000	64,800

Net cash provided by financing activities	-	10,000	64,800

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Common stock issued for services	$-	$-	$210,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Interim Financial Statements
From Inception (March 23, 2006) to September 30, 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $440,176 for the period from March 23, 2006 (inception) to September 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Advertising and Promotion Costs

The Company expenses advertising and promotion when incurred.  There were not any advertising and promotion costs incurred in 2008 or the first quarter ending March 31, 2009. There was $2,835 in the quarter ending June 30, 2009 and $1,371 in the quarter ending September 30, 2009.

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

NOTE 5 – PAYABLE TO RELATED PARTY

The company owes $151,737 to related parties.  The terms of the payables are no interest and due on demand.

NOTE 6 – Restated Financial Statements

The company has restated its financial statements as of and due to a series of accounting errors for the 9 months ended September 30, 2009 to reflect the following:

1.	Additional accounts payable

2.	Correct the calculation of weighted average number of common share and diluted loss per share due to common stock previously recorded as issued in 2008 but actually issued on March 11, 2009.

BALANCE SHEETS	Original	Change	Restated

CURRENT LIABILITES
Accounts Payable - Related Party	117,045	34,692	151,737
Accounts Payable – Other	49,235	(35,596)	13,639
Loan from Related Party	620	(620)
TOTAL CURRENT LIABILITIES	166,900	(1,524)	165,376

STOCKHOLDERS' EQUITY
Common shares issued	60,900		60,900
Additional Paid in Capital	213,900		213,900
Accumulated Deficit	(441,700)	1,524	(440,176)
TOTAL STOCKHOLDERS' EQUITY	(166,900)	1,524	(165,376)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009

OPERATING EXPENSES
Mineral Claims	-		-
Professional Fees	18,295		18,295
Office	13,098	(1,524)	11,574
Management and Administration
Fees - Related Party	15,000		15,000
Rent - Related Party	7,500		7,500
Travel-Related Party	9950		9,950
TOTAL OPERATING EXPENSES	63,843	(1,524)	62,319

NET LOSS BEFORE INCOME TAXES	(63,843)	1,524	(62,319)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(63,843)	1,524	(62,319)

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009

OPERATING EXPENSES
Professional Fees	58,845	(10,000)	48,845
Office	21,767	(1,524)	20,243
Management and Administration
Fees - Related Party	30,000		30,000
Rent - Related Party	15,000		15,000
Travel-Related Party	28,589		28,589
TOTAL OPERATING EXPENSES	154,201	(11,524)	142,677

NET LOSS BEFORE INCOME TAXES	(154,201)	11,524	(142,677)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(154,201)	11,524	(142,677)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE	60,766,666	(18,314)	60,748,352

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009

OPERATING ACTIVITIES
Net Loss	(63,843)	(78,834)	(142,677)
Accounts Payable	63,843	(53,548)	10,295
Expenses paid on Company's behalf by related parties	-	132,382	132,382

NET CASH USED IN OPERATING ACTIVITIES	-	-	-

NOTE 7 – Subsequent events –

The company has evaluated subsequent events through August 02, 2010 the date which the financial statements were available to be restated.

•	Stuart Carnie resigned as Director and Officer on March 16, 2010.
•	The company filed a Form 8K on April 21, 2010 appointing Dennis Lorrig to the Board of Directors.
•	The company filed a Form 8K on May 12, 2010 clarifying the restatement of the quarters ending June 30, 2009 and September 30, 2009.
•	The Company filed a Form 8K on May 27, 2010 appointing Robert Malasek to the Board of Directors.
•	The company filed a form 8K May 27, 2010 stating that the March 31, 2010 filed on Form 10Q on May 24, 2010 could not be relied upon.
•	On June 16, 2010 the Company entered into an agreement to acquire an 80% interest in Touchstone Precious Metals Inc.
•	The board of directors has set aside 1,700,000 shares to be issued pursuant to a private placement for $25,000.00 to be completed in July 2010.
•	The board of directors has set aside 3,000,000 shares to be issued pursuant to a private placement for $60,000.00 to be completed in July 2010.
•	On August 02, 2010 the company filed an 8K stating that Dennis Lorrig and Robert Malasek resigned as Directors and Officers on July 29, 2010.
•	The company filed a Form 8K on August 17, 2010 appointing Dr. Stewart Jackson to the Board of Directors.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $142,677 for the nine month period ended September 30, 2009 compared to a net loss of $21,058 for the nine month period ended September 30, 2008. The Company incurred a net loss of $62,319 for the three month period ended September 30, 2009, compared to $7,205 for the three month period ended September 30, 2008. The company has not yet generated any revenues that can offset operating expenses. The increased losses in the current quarter are due to increased management and operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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