Form 10-Q
period 2010-06-30
Denarii Resources Inc.
filed 2010-08-26
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Balance Sheets Unaudited

	June 30	December 31
	2010	2009

ASSETS

Current Assets
Cash	$-	$-
Prepaid Expense (Note 6)	23,335
Total Current Assets	23,335

Total Assets	23,335	-

LIABILITIES

Current Liabilities
Accounts Payable - other	25,566	19,067
Accounts Payable-Related parties	294,767	190,372

Total Current Liabilities	320,333	209,439

Total Liabilities	320,333	209,439

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized 61,900,000 and 60,900,000 issued at June 30, 2010 and December 31, 2009 respectively issued at $0.001 per share	61,900	60,900
Shares issuable (Note 4)	3,700
Additional Paid-in-Capital	463,330	213,900
Discount on Issuance	(49,130)
Accumulated Deficit during Exploration stage	(776,798)	(484,239)

Total Stockholders' Equity	$(296,998)	$(209,439)

Total Liabilities and Stockholders' Equity	$23,335	$-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Stated in US Dollars) Unaudited

	Three Months Ended		Six Months Ended		March 23, 2006
					(Inception) to
`	June 30	June 30	June 30	June 30	June 30
	2010	2009	2010	2009	2010
		Restated		Restated

REVENUES	-	$0.00	-	$0.00	-

OPERATING EXPENSES
Mineral claims	-	-	-	-	10,000
Professional fees	116,064	26,109	185,119	30,550	530,663
Office -General Expenses	6,756	5,001	9,315	5,001	16,569
Office -General Expenses-Related Party	9,269	3,668	13,480	3,668	23,628
Mgmt & Administration Fees-Related Party	21,000	15,000	42,000	15,000	87,000
Rent-Related Party	7,500	7,500	15,000	7,500	37,500
Travel-Related Party	14,698	18,639	27,645	18,639	71,438
Total Operating Expenses	175,287	75,917	292,559	80,358	776,798

NET LOSS BEFORE INCOME TAXES	(175,287)	(75,917)	(292,559)	(80,358)	(776,798)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET INCOME (LOSS) FOR THE PERIOD	(175,287)	(75,917)	(292,559)	(80,358)	(776,798)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	61,900,000	60,900,000	61,684,530	60,671,270

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Statements of Cash Flows

	For the six month period ended June 30 2010	For the six month period ended June 30 2009 Restated	From inception (March 23, 2006) through to June 30 2010

OPERATING ACTIVITIES
Net income (loss)	$(292,559)	$(80,358)	$(776,798)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	6,499		25,566
Prepaid Expenses	(23,335)		(23,335)
Shares issued for services	140,000		350,000
Expenses Paid on Company's behalf by
related parties	169,395	80,358	359,767
Net cash used in operating activities	-	-	(54,800)
INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Common shares issued for cash
@$0.01 per share	-	-	48,300
Additional Paid-in capital	-	-	16,500
Net cash provided by financing activities	-	-	64,800
	-	-	-
NET INCREASE (DECREASE)	-	-	-
IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:_	-	-	-
Common stock issued for services	140,000	-	350,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Interim Financial Statements
From Inception (March 23, 2006) to June 30, 2010
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Denarii Resources, Inc. ("Denarii Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Our property, known as the McNab Molybdenum Property, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises one mineral claim containing 12 cell claim units totaling 251.11 hectares.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $776,798 for the period from March 23, 2006 (inception) to June 30, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Advertising and Promotion Costs.

The Company expenses advertising and promotion when incurred.  The company has incurred $105 in advertising and promotion cost in the quarter ended March 31, 2010. The Company has incurred $2,204 in the quarter ended June 30, 2010.

b. Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements and feels that none of them will have a material effect on the Company’s financial statements.

NOTE 4 – SHARE CAPITAL

a) Authorized:

100,000,000 common shares with a par value of $0.001.

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

The company had two private placements both at $0.0167 per share. The first was on July 1, 2007, 1,500,000 common shares for $25,000 and the second on September 28, 2007, 1,188,000 common shares for $19,800. As of December 31, 2007 there are Forty Seven Million Seven Hundred Thousand (47,700,000) shares issued and outstanding at a value of $0.001 per share.

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

On February 09, 2010 the company issued 1,000,000 shares for services valued at $140,000. The cost per share was $0.140.

Effective April 14, 2010, the Company sold 1,700,000 shares of the Company’s common stock and 1,700,000 warrants to purchase shares of the Company’s common stock at a price of $0.0147 per share. The fair market value was $0.0289, which reflects a discount of $$0.0142 per share.

Effective May 26, 2010, the Company sold 2,000,000 shares of the Company's common stock at a discounted price of $0.02.  The fair market value was $0.0325, which reflects a discount of $0.0125 per share.

NOTE 5 – WARRANTS

The Company has 1,700,000 warrants issued in conjunction with our April 14, 2010 share issuance.  These warrants grant the holder the right to purchase up to 1,700,000 common shares for $0.02 per share, and they expire April 14, 2012.  None have been exercised, so all 1,700,000 are outstanding as of June 30, 2010.

NOTE 6 – PAYABLE TO RELATED PARTY

The company owes $294,767 to related parties.  The terms of the payables are no interest and due on demand.

NOTE 7 – CONSULTING AGREEMENT

In the quarter ended March 31, 2010 the company entered into a consulting agreement with Mirador Consulting Inc., (Mirador) a Florida corporation, whereby Mirador will receive 1,000,000 shares of the company and will provide management consulting, business advisory, shareholder information and public relations services over a six month period under certain terms and conditions.  These shares are restricted for a six month period from February 09, 2010. The cost of $140,000 is being expensed over a six month period from February 01, 2010.

NOTE 8 – Restated Financial Statements for the period ending June 30, 2009

The company has restated its financial statements as of and due to a series of accounting errors for the 6 months ended June 30, 2009 to reflect the following:

1.	Additional accounts payable.
2.	Correct the calculation of weighted average number of common share and diluted loss per share due to common stock previously recorded as issued in 2008 but actually issued on March 11, 2009.

BALANCE SHEETS	Original	Change	Restated

CURRENT LIABILITES
Accounts Payable	38,450	(38,450)	-
Accounts Payable - Related Party	-	83,962	83,962
Accounts Payable – Other	-	18,475	18,475
Loan from Related Party	-	620	620
TOTAL CURRENT LIABILITIES	38,450	64,607	103,057

STOCKHOLDERS' EQUITY
Common shares issued	61,500	(600)	60,900
Additional Paid in Capital	223,300	(9,400)	213,900
Accumulated Deficit	(323,250)	(54,607)	(377,857)
Total Stockholders' Equity	(38,450)	(64,607)	(103,057)

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES
Professional Fees	6,309	19,800	26,109
Office - General Expenses	5,001	-	5,001
Office-General Expenses - Related Party	-	3,668	3,668
Management and Administration
Fees - Related Party	-	15,000	15,000
Rent - Related Party	-	7,500	7,500
Travel-Related Party	-	18,639	18,639
TOTAL OPERATING EXPENSES	11,310	64,607	75,917

NET LOSS BEFORE INCOME TAXES	(11,310)	(64,607)	(75,917)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(11,310)	(64,607)	(75,917)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE	61,500,000	(600,000)	60,900,000

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009

OPERATING EXPENSES
Professional Fees	10,750	19,800	30,550
Office-General Expenses	5,001	-	5,001
Office-General Expenses - Related Party	-	3,668	3,668
Management and Administration
Fees - Related Party	-	15,000	15,000
Rent - Related Party	-	7,500	7,500
Travel-Related Party	-	18,639	18,639
TOTAL OPERATING EXPENSES	15,751	64,607	80,358

NET LOSS BEFORE INCOME TAXES	(15,751)	(64,607)	(80,358)
PROVISION FOR INCOME TAX	-		-
NET LOSS FOR THE PERIOD	(15,751)	(64,607)	(80,358)

BASIC AND DILUTED LOSS PER SHARE	(0.02)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE	61,500,000	(528,730)	60,971,270

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009

OPERATING ACTIVITIES
Net Loss	(15,751)	(64,607)	(80,358)
Accounts Payable	15,751	(620)	15,131
Expenses paid on Company's behalf by related party	-	65,227	65,227

NET CASH USED IN OPERATING ACTIVITIES	-	-	-

NOTE 9 – SUBSEQUENT EVENTS

The company has evaluated subsequent events through August 23, 2010, the date which the financial statements were available to be issued.

•	The company approved a private placement on July 13, 2010.
•	On August 02, 2010 the company filed an 8K stating that Dennis Lorrig and Robert Malasek resigned as Directors and Officers on July 29, 2010.
•	On August 17, 2010 the company filed a Form 8K appointing Dr. Stewart Jackson to the Board of Directors.

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

The Company's property, known as McNabb Molybdenum,  is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises one mineral claim containing 12 cell claim units totaling 251.11 hectares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2010.

The accompanying financial statements show that the Company has incurred a net loss of $292,559 for the six month period ended June 30, 2010 compared to a net loss of $80,358 for the six month period ended June 30, 2009, the company incurred a net loss of $175,287 for the three months ended June 30, 2010 compared to $75,917 for the three month period ended June 30, 2009 and has not yet generated any revenues The increased losses in the current quarter are due to increased management and operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.
As of June 30, 2010, we had 200 stockholder(s) holding 61,900,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Directors, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Director concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at not an effective level that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2010.

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

Date: August 25, 2010	By:	/s/ Dr. Stewart A. Jackson
Name : Dr. Stewart A. Jackson
Title: Chief Executive Officer, President Secretary, and Director (Principal Executive Officer)