Form 10-K/A
period 2009-12-31
Denarii Resources Inc.
filed 2010-11-01
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number 000-53389

DENARII RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0491567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Ste 4.
                       Carson City, NV 89701
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

DENARII RESOURCES, INC.
TABLE OF CONTENTS

Part I

This Annual Report is being amended pursuant to that certain comment letter dated July 20, 2010 from the Securities and Exchange Commission pertaining primarily to internal controls and procedures and property disclosure.

Moreover, on October 29, 2010, the Company filed a current report on Form 8-K disclosing that it previously had entered into an agreement for purchase dated September 25, 2009 (the “Purchase Agreement”) with Maria Ines Moraga Latapiat (“Latapiat”). In accordance with the terms and provisions of the Purchase Agreement, the Company was to have acquired from Latapiat two coal concessions which Latapiat owned the rights to located in Lota Bay, Chile, approximately 300 miles south of Santiago, Chile (the “Concessions”). After several months of researching the acquisition of the Concessions, the Company has not been unable to receive the adequate financial and technical information needed to make an informed decision as to whether to proceed with the acquisition of the Concessions. Latapiat was unable to provide the required documentation as a result of the loss of such information and documentation resulting from the earth quake in Chile on February 27, 2010. Therefore, after considerable due diligence, the Company has determined that it is in the best interests of the Company and its shareholders to rescind the Purchase Agreement and to not further the acquisition of the Concessions.

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

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000.00, $100,000 and $175,000 respectively. We had $0 in cash reserves as of the period ended December 31, 2009. The lack of cash has kept us from conducting any exploration work on the property. We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

●	$25,000.00 in connection with the completion of Phase 1 of our recommended geological work program;

●	$100,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

●	$175,000 for Phase 3 of our recommended geological work program; and

●
$10,000 for operating expenses, including professional legal and accounting expenses associated withcompliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934.

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

Our management team lacks significant technical training and/or experience in minerals exploration or mining,

Our management team lacks significant technical training and/or experience in minerals exploration or mining for, starting, and/or operating a mine. Therefore, our management may not be fully aware of many of the specific requirements related to working within the industry. The business of mineral exploration and development is subject to many standard engineering or managerial approaches that mineral exploration companies commonly use. In the event mineral is found in economic production quantities, the potential profitability of future possible mining ventures may depend on knowledge and comprehension of our management of certain factors including, but not limited to:(i) ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence and results of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. Management’s decisions and choices without taking into account standard engineering or managerial approaches may have a detrimental affect on our operations, earnings and ultimate financial success due to management’s lack of experience in this industry.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular),our status as a new enterprise without a demonstrated operating history,the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further,if mineral prices on the commodities markets decrease, then our revenues will likely decrease,and such decreased revenues may increase our requirements for capital.If the amount of capital we are able to raise from financing activitiesis not sufficient to satisfy our capital needs,we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing,including investment banking fees,legal fees, accounting fees, securities law compliance fees,printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

Balance Sheet Data:	12/31/09	12/31/08
Cash	$0	$0
Total assets	$0	$0
Total liabilities	$209,439	$22,699
Shareholders' equity(Deficit)	$(209,439)	$(22,699)

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

DENARII RESOURCES INC.
(An exploration stage company)
STATEMENTS OF STOCKHOLDER’S EQUITY

					Deficit
					Accumulated
	Common Stock			Additional	During
	Shares		Shares	Paid in	Exploration	Total
	Issued	Amount	Issuable	Capital	Stage	Equity

Shares issued to founders - March 23, 2006 at $0.0002 per share	45,012,000	$45,012		$(35,012)	-	$10,000

Net (Loss) for period					(22,826)	(22,826)
Balance, December 31, 2006	45,012,000	45,012		(35,012)	(22,826)	(12,826)

Stock issued for cash - July 1, 2007
at $0.0167 per share	1,500,000	1,500		23,500		25,000

Stock issued for cash - September 28, 2007
at $0.0167 per share	1,188,000	1,188		18,612		19,800

Net (Loss) for period					(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700		7,100	(64,401)	(9,601)

Stock issued for cash - June 2, 2008 at $0.0167 per share	600,000	600		9,400		10,000

Stock issued for services - June 2, 2008 at $.0.0167 per share	12,000,000	12,000		188,000		200,000

Stock issuable for services - October 10, 2008 at $.0.0167 per share 600,000 shares issuable		600	600,000	9,400		10,000

Net (Loss) for period					(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,900	600,000	213,900	(297,499)	(22,699)

Stock issued for services-March 11, 2009	600,000		(600,000)

Net (Loss) for period					(186,740)	(186,740)

Balance, December 31, 2009	60,900,000	60,900	-	213,900	(484,239)	(209,439)

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president/chief executive officer and our secretary, treasurer/chief financial officer to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Denarii Resources, Inc.

November 1, 2010	By:	/s/ Dr. Stewart Jackson
Dr. Stewart Jackson, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Denarii Resources, Inc.

November 1, 2010	By:	/s/ Dr. Stewart Jackson
Dr. Stewart Jackson, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)