Form 10-Q/A
period 2010-03-31
Denarii Resources Inc.
filed 2010-11-01
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-Q/A

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________to___________________________

Commission File Number: 000-53389

DENARII RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 South Carson Street, Ste 4, Carson City, Nevada 89701	(949) 335-5159
(Address of principal executive offices)	(Registrant's telephone number, including area code)

502 E. John Street
Carson City, Nevada 89706
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

We had a total of 61,900,000 shares of common stock issued and outstanding at March 31, 2010.

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

On February 09, 2010 the company issued 1,000,000 shares for `services valued at $140,000.The cost per share was $0.140.

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

BALANCE SHEETS	Original	Change	Restated

ASSETS
Current Assets
Prepaid Expense	11,133	82,201	93,334

TOTAL ASSETS	11,133	82,201	93,334

STOCKHOLDERS' EQUITY
Common shares issued	61,900	-	61,900
Additional Paid in Capital	229,600	123,300	352,900
Accumulated Deficit	(560,412)	(41,099)	(601,511)
TOTAL STOCKHOLDERS' EQUITY	(268,912)	82,201	(186,711)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	11,133	82,201	93,334

STATEMENTS OF OPERATIONS

OPERATING EXPENSES
Mineral Claims	-		-
Professional Fees-Related Party
- other (Note 6)	27,957	41,099	69,056
Management and Administration
Fees - Related Party	21,000	-	21,000
Rent - Related Party	7,500	-	7,500
General Expenses - Related Party	17,158	-	17,158
General Expenses - other	2,558	-	2,558
TOTAL OPERATING EXPENSES	76,173	41,099	117,272

NET LOSS BEFORE INCOME TAXES	(76,173)	(41,099)	(117,272)
PROVISION FOR INCOME TAX	-		-
NET INCOME (LOSS) FOR THE PERIOD	(76,173)	(41, 099)	(117,272)

STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income (Loss)	(76,173)	(41,099)	(117,272)
Accounts Payable	10,419	-	10,419
Prepaid Expenses	(11,133)	(82,201)	(93,334)
Non-Cash Expenses	16,700	123,300	140,000
Expense Paid for by Related Party	60,187)	-	60,187

Net cash used in operating activities	-	-	-

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

DIVIDENDS.

There are no restrictions in our articles of incorporation or by laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

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

As of March 31, 2010, management carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: November 01, 2010

Signature	Title	Date

By: /s/ DR.STEWART JACKSON	Chief Executive Officer,	November 01, 2010
Dr. Stewart Jackson	President, Secretary and Director (Principal Executive Officer)