Form 10-Q
period 2010-09-30
Denarii Resources Inc.
filed 2010-11-19
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Denarii Resources Inc.
(Name of small business issuer in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4, Carson City, Nevada 89701
(Address of principal executive offices)

(949) 335-5159
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 15, 2010
Common Stock, $0.001	61,900,000

DENARII RESOURCES INC.

Form 10-Q

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

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Balance Sheets
Unaudited

	September 30	December 31
	2010	2009

ASSETS

Current Assets
Cash	$-	$-
Prepaid Expense (Note 7)	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts Payable - other	$66,521	$19,067
Accounts Payable-Related parties	343,668	190,372

Total Current Liabilities	410,189	209,439

Total Liabilities	410,189	209,439

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized, $0.001 par value, 61,900,000 and 60,900,000 issued at September 30, 2010 and December 31, 2009, respectively	61,900	60,900
Shares issuable (Note 4)	3,700	-
Additional Paid-in-Capital	463,330	213,900
Discount on Issuance	(49,130)	-
Accumulated Deficit during Exploration stage	(889,989)	(484,239)

Total Stockholders' Equity (Deficit)	(410,189)	(209,439)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Stated in US Dollars)
Unaudited

	Three Months Ended		Nine Months Ended		March 23, 2006 (Inception) to
`	September 30	September 30	September 30	September 30	September 30
	2010	2009	2010	2009	2010
		Restated		Restated

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Mineral claims	595	-	595	-	10,595
Professional fees	77,141	18,295	262,261	48,845	607,804
Office -General Expenses	3,897	11,574	13,456	20,243	20,466
Office -General Expenses-Related Party	3,058	-	16,294	-	26,686
Mgmt & Admin Fees-Related Party	21,000	15,000	63,000	30,000	108,000
Rent-Related Party	7,500	7,500	22,500	15,000	45,000
Travel-Related Party	-	9,950	27,645	28,589	71,438
Total Operating Expenses	113,191	62,319	405,751	142,677	889,989

NET LOSS BEFORE INCOME TAXES	(113,191)	(62,319)	(405,751)	(142,677)	(889,989)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(113,191)	$(62,319)	$(405,751)	$(142,677)	$(889,989)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBEROF COMMON SHARES	61,900,000	60,900,000	61,757,143	60,748,352

The accompanying notes are an integral part of these interim financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Statements of Cash Flows
Unaudited

	For the nine month period ended	For the nine month period ended	From inception (March 23, 2006) through
	September 30, 2010	September 30, 2009	September 30, 2010
		Restated
OPERATING ACTIVITIES
Net income (loss)	$(405,751)	$(142,677)	$(889,989)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	47,454	10,295	66,521
Common stock issued for services	140,000	-	350,000
Expenses Paid on Company's behalf by related parties	218,297	132,382	408,668

Net cash used in operating activities	-	-	(54,800)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Common shares issued for cash @$0.01 per share	-	-	48,300
Additional Paid-in capital			16,500
Net cash provided by financing activities	-	-	64,800

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS	-	-	-
- BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
NON-CASH ACTIVITIES:
Proceeds from Private Placement (paid to related parties)	$65,000	$-	$65,000
Reduction in Related Party Debt Paid with the Proceeds from the Private Placement	$(40,000)	$-	$(40,000)
Expenses Paid on Company's Behalf by Related Parties	$193,296	$132,382	$383,668
Common stock issued for services	$140,000	$-	$350,000

The accompanying notes are an integral part of these interim financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Interim Financial Statements
From Inception (March 23, 2006) to Sept 30, 2010
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

On June 16, 2010 the Company entered into an agreement to acquire an 80% interest in Touchstone Precious Metals Inc. On October 29, 2010 the company filed an 8K disclosing that the Company has rescinded the Acquisition Agreement with Touchstone Precious Metals Inc. and Touchstone Venture Ltd.

On July 29, 2010 Dennis Lorrig and Robert Malasek resigned as officers and directors.

On August 17, 2010 Dr. Stewart Jackson was appointed as an officer and director.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $889,989 for the period from March 23, 2006 (inception) to September 30, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Advertising and Promotion Costs.

The Company expenses advertising and promotion when incurred.  The company has incurred $105 in advertising and promotion costs in the quarter ended March 31, 2010, $2,204 in the quarter ended June 30, 2010, $0 in the quarter ended September 30, 2010.

b. Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

NOTE 4 – SHARE CAPITAL

a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

On March 17, 2009 the Company completed a forward stock split of its common stock on a ratio of six new shares for every one old share of the Company (6:1). All references to issued common shares take into account the forward stock split that has been retroactively stated.

On March 23, 2006 the company issued to the founders 48,000,000 common shares of stock for $10,000. The cost per share was $0.0002.

The company had two private placements both at $0.0167 per share. The first was on July 1, 2007, 1,500,000 common shares for $25,000 and the second on September 28, 2007, 1,188,000 common shares for $19,800.

On October 3, 2007, 2,988,000 founder shares were cancelled.
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

Effective April 14, 2010, the Company sold 1,700,000 shares of the Company’s common stock and 1,700,000 warrants to purchase shares of the Company’s common stock at a price of $0.0147 per share. The fair market value was $0.0289, which reflects a discount of $0.0142 per share. The proceeds were used to pay expenses on behalf of the Company.

Effective May 26, 2010, the Company sold 2,000,000 shares of the Company's common stock at a discounted price of $0.02.  The fair market value was $0.0325, which reflects a discount of $0.0125 per share. The proceeds were used to pay expenses on behalf of the Company.

NOTE 5 – WARRANTS

The Company has 1,700,000 warrants issued in conjunction with our April 14, 2010 share issuance.  These warrants grant the holder the right to purchase up to 1,700,000 common shares for $0.02 per share, and they expire April 14, 2012.  None have been exercised, so all 1,700,000 are outstanding as of September 30, 2010. The cost of these warrants have been treated as a cost of issue, and netted against the proceeds.

NOTE 6 – PAYABLE TO RELATED PARTY

The company owes $343,668 to related parties.  The terms of the payables are no interest and due on demand.

NOTE 7 – RECLASSIFICATION

$5,500 of prior period “Accounts Payable – Related Parties” balances have been reclassified to “Accounts Payable – Other” in the current financial statements. Management believes that the individual who is owed the funds is no longer considered a related party in the current period.

NOTE 8 – CONSULTING AGREEMENT

In the quarter ended March 31, 2010 the company entered into a consulting agreement with Mirador Consulting Inc., (Mirador) a Florida corporation, whereby Mirador received 1,000,000 shares of the company and provided management consulting, business advisory, shareholder information and public relations services over a six month period under certain terms and conditions.  These shares were restricted for a six month period from February 09, 2010. The cost of $140,000 was expensed over a six month period from February 01, 2010 through July 31, 2010.

NOTE 9 – SUBSEQUENT EVENTS

On October 29, 2010 the company filed an 8K disclosing that the Company has rescinded the Acquisition Agreement with Touchstone Precious Metals Inc. and Touchstone Venture Ltd.

On October 29, 2010 the company filed an 8K disclosing the Company has rescinded the Purchase Agreement with Maria Ines Moraga Latapiat regarding the rights located in Lota Bay, Chile.

On November 12, 2010 the company filed an 8K disclosing that the company entered into a series of convertible notes in various amounts with Falco Investments Inc.

The Company’s management has evaluated subsequent events through the filing date of these financial statements and believes there are no further subsequent events to report.

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

OVERVIEW

Denarii Resources Inc. ("Denarii" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

Our property, known as McNabb Molybdenum,  is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNabb Molybdenum property comprises one mineral claim containing 12 cell claim units totaling 251.11 hectares.

We are an exploration stage company and we have not realized any revenues to date.  We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Denarii," refers to Denarii Resources Inc.

CURRENT BUSINESS OPERATIONS

Termination of a Material Definitive Agreement – Purchase Agreement

Effective on September 25, 2009 (the “Effective Date”), we entered into an agreement for purchase (the “Purchase Agreement”) with Maria Ines Moraga Latapiat (“Latapiat”). In accordance with the terms and provisions of the Purchase Agreement, we were to acquire from Latapiat two coal concessions which Latapiat owned the rights to located in Lota Bay, Chile, approximately 300 miles South of Santiago, Chile (the “Concessions”). We were to further issue 10,000,000 shares of our common stock to Latapiat.

After several months of researching the acquisition of the Concessions, we have been unable to receive the adequate financial and technical information needed to make an informed decision as to whether to proceed with the acquisition of the Concessions. Latapiat was unable to provide the required documentation as a result of the loss of such information and documentation resulting from the earth quake in Chile on February 27, 2010. Therefore, after considerable due diligence, we have determined that it is in our best interests and our shareholders to rescind the Purchase Agreement and to not further the acquisition of the Concessions. As of the date of this Quarterly Report, the 10,000,000 shares of our common stock have not been issued to Latapiat.

Termination of a Material Definitive Agreement – Acquisition Agreement

Effective on June 3, 2010 (the “Effective Date”), we entered into a corporate acquisition agreement (the “Acquisition Agreement”) with  Touchstone Precious Metals Inc. and Touchstone Ventures Ltd. (“Touchstone”). In accordance with the terms and provisions of the Acquisition Agreement, we were to acquire an eighty percent (80%) interest in Touchstone (the “Touchstone Interest”) represented by acquisition by us of shares of common stock of Touchstone. We were to earn our Touchstone Interest as we funded an approved work program of approximately $400,000, which funds were to be monitored and disbursed by a committee represented by three persons (the “Committee”). In further accordance with the terms and provisions of the Acquisition Agreement, we had thirty days from the Effective Date to fund $75,000 of the work program and sixty days from the Effective Date to place the balance of the $400,000 into the escrow account of Touchstone.

Upon completion of our due diligence, we have determined that it is in our best interests and our shareholders to rescind the Acquisition Agreement and to not further the acquisition of the Touchstone Interest.

RESULTS OF OPERATIONS

Nine Month Period Ended August 31, 2010 Compared to Nine Month Period Ended August 31, 2009

Our net loss for the nine month period ended August 31, 2010 was ($405,751) compared to a net loss of ($142,677) during the nine month period ended August 31, 2009, an increase of $263,074. During the nine month periods ended August 31, 2010 and 2009, we did not generate any revenue.

During the nine month period ended August 31, 2010, we incurred operating expenses of $405,751 compared to $142,677 incurred during the nine month period ended August 31, 2009, an increase of $263,074. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $262,261 (2009: $48,845); (ii) office – general expenses related party of $16,294 (2009: $-0-); (iii) management and administration fees – related party of $63,000 (2009: $30,000); and (iv) rent of $22,500 (2009: $15,000).

Operating expenses incurred during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 increased primarily due to the increase in professional fees and office – general expenses – related party and management and administrative fees – related party associated with the increase in the scale and scope of our operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine month period ended September 30, 2010 was ($405,751) or $0.01 per share compared to a net loss of ($142,677) or $0.00 per share during the nine month period ended September 30, 2009. The weighted average number of shares outstanding was 61,757,143 for the nine month period ended August 31, 2010 compared to 60,748,352 for the six month period ended September 30, 2009.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($113,191) compared to a net loss of ($62,319) during the three month period ended September 30, 2009, an increase of $50,872. During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue.

During the three month period ended September 30, 2010, we incurred operating expenses of $113,191 compared to $62,319 incurred during the three month period ended September 30, 2009, an increase of $50,872. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $77,141 (2009: $18,295); (ii) management and administrative fees – related party of $21,000 (2009: $15,000); and (iii) officer – general expenses – related party of $3,058 (2009: $-0-).

Operating expenses incurred during three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 increased primarily due to the increase in professional fees and office- general expenses – related party and management and administrative fees – related party due to the increase in the scale and scope of our operations.

Our net loss during the three month period ended September 30, 2010 was ($113,191) or $0.00 per share compared to a net loss of ($62,319) or $0.00 per share during the three month period ended September 30, 2009. The weighted average number of shares outstanding was 61,900,000 the three month period ended September 30, 2010 compared to 60,900,000 for the three month period ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As of September 30, 2010, our current assets were $-0- and our current liabilities were $410,189, which resulted in a working capital deficit of $410,189. As of September 30, 2010, our current liabilities consisted of: (i) $66,521 in accounts payable – other; and (ii) $343,668 in accounts payable – related parties.

As of September 30, 2010, our total assets were $-0-. This remains unchanged from fiscal year ended December 31, 2009.

As of September 30, 2010, our total liabilities were $410,189 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in accounts payable – related parties.

Stockholders’ deficit increased from ($209,439) as of December 31, 2009 to ($410,189) as of September 30, 2010 primarily due to losses incurred from operations during the period.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was $-0- compared to $-0- used during the nine month period ended September 30, 2009. Net cash flows used in operating activities consisted primarily of a net loss of ($405,751) (2009: $142,677), which was partially offset by $47,454 (2009: $10,295) in accounts payable, $140,000 (2009: $-0-) in common stock issued for services and $218,297 (2009: $132,382) in expenses paid by related parties.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2010, net cash flows used in investing activities was $-0- compared to net cash flows used in investing activities of $-0- for the nine month period ended September 30, 2009.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2010, net cash flows used in financing activities was $-0- compared to net cash flows used in financing activities of $-0- for the nine month period ended September 30, 2009.

PLAN OF OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

Convertible Promissory Notes

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”). The aggregate amount represented in principal loaned to us from the Creditor is $324,313.49.

In accordance with the terms and provisions of the Convertible Promissory Notes, the Convertible Promissory Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period. Each Convertible Promissory Note is convertible at the election of the Creditor into shares of our common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of our common stock on the OTC Bulletin Board on October 21, 2010). The Convertible Promissory Notes, principal amounts and quarterly periods are listed below and have been reflected on our reviewed and/or audited financial statements:

Date of Quarterly Period	Principal Amount

June 30, 2009	$64,607.37
September 30, 2009	67,774.83
December 31, 2009	38,635.21
March 31,2010	60,186.33
June 30, 2010	38,708.53
September 30, 2010	54,401.22

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

As of September 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (2)

10.2	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (2)

10.3	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (2)

10.4	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (2)

10.5	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (2)

10.6	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $54,401.22. (2)

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

(2)  Filed as an exhibit to the Current Report filed on November 7, 2010 with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2010

Signature	Title	Date

By: /s/ DR. STEWART A. JACKSON	Chief Executive Officer, President, Secretary and	November 17, 2010
Dr. Stewart A. Jackson	Director (Principal Executive Officer)