Form 10-K/A
period 2009-12-31
Denarii Resources Inc.
filed 2011-03-08
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 14, 2010, the registrant had 61,900,000 shares of common stock issued and outstanding.
 .

DENARII RESOURCES, INC.

Part I

This Annual Report is being further amended pursuant to that certain comment letter dated November 4, 2010 from the Securities and Exchange Commission pertaining primarily to inclusion of the report from the Company’s independent registered public accountant and disclosure pertaining to the Company’s McNab Molybdenum Property.

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

MCNAB MOLYBDENUM PROPERTY

We have a mineral property, known as the McNab Molybdenum Property (the “McNab Property”). . The McNab Property is comprised of one mineral claim containing 1 cell claim units totaling 251.11 hectares;

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
831929		12	251.11

Location and Tenure

The McNab Property is located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  Access to the property is presently via water or helicopter.  The McNab Property consists of 251.11 hectares of mineral title, valid until August 20, 2010.  The property is held in the name of Coal Harbour Consulting on behalf of the company pending completion of the company’s application for a British Columbia Miners License. The McNab Property can be reached directly from Vancouver 40 km via helicopter.  Alternatively, water transportation or float plane can be used to reach the logging camp at tidewater, and then by road 10 km to the McNab Property.  Arrangements can be made to rent a truck from the logging company to allow road access to the property.

Previous work consisted of geological mapping, rock sampling, and a geochemical soil survey.  The McNab property has similar geological characteristics to the nearby +100 MT Gambier Island porphyry Cu-Mo deposit. The McNab Property covers a zone of porphyry-style molybdenum and copper mineralization outcropping along the main logging road.  A roadcut located approximately 10 km from tidewater exposes a mineralized zone over 150 metres in width.  Molybdenite, chalcopyrite, bornite and pyrite occur in quartz veins and as disseminations within quartz diorite and granodiorite porphyritic intrusives.  Several copper and molybdenum soil anomalies have been delineated adjacent to the known mineralized area.

Geology

Molybdenum mineralization in granitic rock was discovered in 1977 during the building of a logging road up the McNab Creek Valley.  There is no previous record of molybdenum discoveries in the valley, with the sole exception of Howe Copper Mine, located beyond the headwaters of McNab Creek on Mount Donaldson.  The nearest similar mineral deposit of the porphyry Mo-Cu type is the +100 mt Gambier Island Cu-Mo deposit located about 15 km to the southeast.

The McNab Property is underlain by the various phases of the Cenozoic-Mesozoic Coast Plutonic Complex and a small pendant of Lower Cretaceous Gambier Group metavolcanic and metasedimentary rocks.  The intrusive rocks vary from quartz diorite with diorite inclusions, to granodiorite.  Mineralization consists of pyrite, chalcopyrite, molybdenite, and minor bornite occurring in the quartz diorite near its projected contact with granodiorite.  The sulphides occur either on fracture plane surfaces or are associated with quartz veining.  Minor sericite, epidote and chlorite are evident.  Gambier Group rocks mask the eastward continuation of the mineralization.

The property and mineralization were described by S.S Tan, P. Eng. in a July 5, 1977 report as “Mineralization in the main showing is exposed for a north-south distance of 450 feet along the west bank of a roadcut.  Molybdenite with lesser chalcopyrite and pyrite occurs as streaks, patches and disseminations in closely spaced quartz veinlets and stringers within the quartz diorite porphyry host rock.  A pyrite halo limits this stockwork Mo-Cu mineralization to the north and south.  The McNab Property is favorable for the occurrence of the larger-tonnage low-grade Mo-Cu porphyry type deposit.  The proximity to tidewater and the occurrence of Mo-Cu porphyry type showing makes this an attractive exploration target for the search of such economic mineral deposits.”

The only recorded exploration work on theMcNab Property occurred between 1977 and 1980, following discovery in 1977.  Silverado Mines Ltd., a public listed company, funded this work.  A geochemical soil survey done in 1979 is the most recent exploration work in the area. In a 1980 assessment report pertaining to a 370-sample geochemical soil survey of the area, J.W. Murton, P. Eng. describes two strong molybdenum and coincident copper soil anomalies, which were discovered peripheral to the showings.  Additional surveys and rock trenching were recommended but no further geological work has been recorded.

Summary Report of Geologist

The McNab Property is the subject to a Summary Report dated April 2006 prepared by Greg Thomson, B.Sc., P. Geo. and James Laird, Laird Explorations Ltd.  The Report was prepared in compliance with National Instrument 43-101 and Form 43-101F1.

Mr. Thomson certified that the information contained in the report was based upon a review of previous reports and geological studies related to the property area and personal experience with local geology gained while employed as a consulting geologist in Southwest British Columbia.

Proposed Work Program

A proposed work program includes construction of a control grid, geological mapping and rock sampling of surface showings, a soil and silt geochemical sampling program, IP geophysical survey, and rock trenching.  Based on a compilation of these results, a diamond drill program will be designed to explore and define the potential resources.

Phase 1

Reconnaissance geological mapping, prospecting and
rock sampling, helicopter transportation.

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

EMPLOYEES

The company does not have any employees.

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

Our management team lacks significant technical training and/or experience in mineral exploration or mining.

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

Dr. Stewart Jackson our PRESIDENT and director, currently devotes up to 20 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.   Our other Directors spend less time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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

During the 12 month period ended December 31, 2009 a related party paid expenses on behalf of the company.  This allowed the company to look for additional suitable equity financings to help in acquiring additional precious and base metal properties.

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

Item 2. Properties

We currently do not own any physical property or own any real property.  Our principal executive office is located at 501 John Street Carson City, Nevada 89706.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010
Except for Notes 1 and 3 dated March 7, 2011

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

DENARII RESOURCES INC.
(An exploration stage company)
STATEMENTS OF STOCKHOLDER’S EQUITY

					Deficit
					Accumulated
	Common Stock			Additional	During
	Shares		Shares	Paid in	Exploration	Total
	Issued	Amount	Issuable	Capital	Stage	Equity

Shares issued to founders - March 23, 2006 at $0.0002	45,012,000	$45,012		$(35,012)	-	$10,000
per share

Net (Loss) for period					(22,826)	(22,826)
Balance, December 31, 2006	45,012,000	45,012		(35,012)	(22,826)	(12,826)

Stock issued for cash - July 1, 2007
at $0.0167 per share	1,500,000	1,500		23,500		25,000

Stock issued for cash - September 28, 2007
at $0.0167 per share	1,188,000	1,188		18,612		19,800

Net (Loss) for period					(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700		7,100	(64,401)	(9,601)

Stock issued for cash - June 2, 2008 at $0.0167 per share	600,000	600		9,400		10,000

Stock issued for services - June 2, 2008 at $.0.0167 per	12,000,000	12,000		188,000		200,000
share

Stock issuable for services - October 10, 2008 at $.0.0167
per share 600,000 shares issuable		600	600,000	9,400		10,000

Net (Loss) for period					(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,900	600,000	213,900	(297,499)	(22,699)

Stock issued for services-March 11, 2009	600,000		(600,000)

Net (Loss) for period					(186,740)	(186,740)

Balance, December 31, 2009	60,900,000	60,900	-	213,900	(484,239)	(209,439)

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

Our property, known as the McNab Molybdenum Property, is located on the west side of the Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, B.C. The McNab Property is comprised of one mineral claim containing 12 cell claim units totaling 251.11 hectares, which is fully impaired on our balance sheet.

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

Mineral Property - In 2006 the Company purchased mining claims located in the McNab Molybdenum Property, located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. Access to the property is presently via water or helicopter. The property consists of 251.11 hectares.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2009:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)		All Other Compensation
Chris Lori	President, Secretary and Director	2006	$0	$0	$0	$0	$0		$0	$0
		2007	$0	$0	$0	$0	$0		$0	$0
		2008	$0	$0	$0	2,000,000 shares	$0		$0	$0

Stuart Carnie	President, Secretary and Director	2008	$0	$0	$0	100,000 shares	$0		$0	$0
		2009	$0	$0	$0	$0	$0	$		$0

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Nerine Chambers P.O.90 Road Town Tortola, British Virgin Islands	30,000,000	49.261%
Common	Stuart Carnie 502 E. John St. Carson City, NV, 89506	600,000	0.001%

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

Our management is involved in other business activities and may, in the future become  involved  in  other  business  opportunities.  If  a  specific  business pportunity  becomes  available,  such  persons may face a conflict in selecting between our business  and their other  business  interests.  In the event that a conflict of interest arises at a meeting of our directors,  a director who has such a conflict  will disclose his interest in a proposed  transaction  and will abstain from voting for or against the approval of such transaction.

Item 14. Principal Accounting Fees and Services

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $10,625.

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $7,250.

For the year ended December 31, 2007, there were $4,500 in fees charged to the company for audit services, audit-related services and tax services.

PART IV

Item 15. Exhibits

Exhibit Number	Description

3(i)	Articles of Incorporation*

3(ii)	Bylaws*

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

99.1	Summary Report on the McNab Molybdenum Property, Howe Sound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Denarii Resources, Inc.

Date: March 07, 2011	By:	/s/ Dr. Stewart Jackson
Dr. Stewart Jackson, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Denarii Resources, Inc.

Date: March 07, 2011	By:	/s/ Dr. Stewart Jackson
Dr. Stewart Jackson, President, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)