Form 10-K
period 2010-12-31
Denarii Resources Inc.
filed 2011-04-11
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2010 $2,992,815.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of April 10, 2011   Common Stock, $0.001 75,599,999 shares

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DENARII RESOURCES, INC.

Part I

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Denarii Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Denarii Resources Inc. was incorporated under the laws of the State of Nevada on March 23, 2006 and has been engaged in the business of exploration of mineral properties worldwide since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission on June 16, 2006, we commenced trading on the Over-the-Counter Bulletin Board under the symbol “DNRR”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Denarii Resources," refers to Denarii Resources Inc.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer Inc.,

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the mineral industry.  We intend to locate, explore, acquire and develop mineral properties worldwide.

MINERAL PROPERTIES

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

Location and Tenure

The McNab Property is located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  Access to the property is presently via water or helicopter.  The McNab Property consists of 251.11 hectares of mineral title, valid until August 20, 2010.  The property is held in the name of Stan Ford on behalf of the company pending completion of the company’s application for a British Columbia Miners License. The McNab Property can be reached directly from Vancouver 40 km via helicopter.  Alternatively, water transportation or float plane can be used to reach the logging camp at tidewater, and then by road 10 km to the McNab Property.  Arrangements can be made to rent a truck from the logging company to allow road access to the property.

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

The property and mineralization were described by S.S Tan, P. Eng. in a July 5, 1977 report as “Mineralization in the main showing is exposed for a north-south distance of 450 feet along the west bank of a road cut.  Molybdenite with lesser chalcopyrite and pyrite occurs as streaks, patches and disseminations in closely spaced quartz veinlets and stringers within the quartz diorite porphyry host rock.  A pyrite halo limits this stockwork Mo-Cu mineralization to the north and south.  The McNab Property is favorable for the occurrence of the larger-tonnage low-grade Mo-Cu porphyry type deposit.  The proximity to tidewater and the occurrence of Mo-Cu porphyry type showing makes this an attractive exploration target for the search of such economic mineral deposits.”

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

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000.00, $100,000 and $175,000 respectively. We had $0 in cash reserves as of the period ended December 31, 2010. The lack of cash has kept us from conducting any exploration work on the property. We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

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

Lucky Thirteen Placer Property

Effective on June 3, 2010 (the “Effective Date”), we entered into a corporate acquisition agreement (the “Acquisition Agreement”) with  Touchstone Precious Metals Inc. and Touchstone Ventures Ltd. (“Touchstone”). Touchstone had represented to us that it had an agreement (the “Touchstone Agreement”) with Peter Osha (“Osha”) to purchase the Lucky Thirteen Placer mineral claims located near Hope, British Columbia, Canada (the “Mineral Claims”).  Touchstone had further represented to us that in accordance with the terms and provisions of the Touchstone Agreement, Touchstone will have the right to earn a 100% interest in the Mineral Claims subject only to royalty interests based upon payment by Touchstone of an aggregate amount of $1,500,000 on scheduled payments commencing May 15, 2010 as follows: (i) $50,000 upon completion of the work program (the “Work Program Effective Date”); (ii) $50,000 within six months of the Work Program Effective Date; (iii) $100,000 within twelve months of the Work Program Effective Date; (iv) $100,000 within eighteen months of the Work Program Effective Date; (v) $150,000 within twenty-four months of the Work Program Effective Date; (vi) $150,000 within thirty months of the Work Program Effective Date; (vii) $200,000 within thirty-six months of the Work Program Effective Date; (viii) $200,000 within forty-two months of the Work Program Effective Date; (ix) $250,000 within forty-eight months pf the Work Program Effective Date; and (x) $250,000 within fifty-four months of the Work Program Effective Date.

Under the terms of the Touchstone Agreement, Touchstone was also going to be the operator of the Mineral Claims. At such time that net profits are realized from production of the Mineral Claims, Osha would be entitled to a return royalty to be paid as a percentage on any and all production to be based on the average settlement price for gold as determined by the London Bullion Metals Association $500/oz – 5.0% return royalty, $750/ox – 7.5% return royalty (the “Return Royalty”). Once Osha had received the aggregate payment of $1,500,000, Osha’s interest would automatically convert to a 3% net smelter royalty interest (the “Net Smelter Royalty”). For a period of no longer than one year after payment of the $1,500,000, the Net Smelter Royalty could be reduced to 1% in exchange for a $1,000,000 payment for each 1% of the Net Smelter Royalty total 2% leaving Osha with a 1% Net Smelter Royalty.

In accordance with the terms and provisions of the Acquisition Agreement, we were to acquire an eighty percent (80%) interest in Touchstone (the “Touchstone Interest”) represented by acquisition by us of shares of common stock of Touchstone. We would earn our Touchstone Interest as we funded an approved work program of approximately $400,000, which funds were to be monitored and disbursed by a committee represented by three persons (the “Committee”).

In further accordance with the terms and provisions of the Acquisition Agreement, we had thirty days from the Effective Date to fund $75,000 of the work program and sixty days from the Effective Date to place the balance of the $400,000 into the escrow account of Touchstone. Upon completion of the work program, Osha was to transfer the Mineral Claims to Touchstone and we would have earned twenty-five percent (25%) of the Touchstone Interest. Upon receipt by Touchstone of a British Columbia mining permit within twelve months from the Effective Date, we would subsequently have earned fifty percent (50%) of the Touchstone Interest. Once the Mineral Claims are in production, we would have earned a full eighty percent (80%) of the Touchstone Interest.

As of the date of this Annual Report and upon completion of its due diligence, we determined that it is in our best interests and those of our shareholders to rescind the Acquisition Agreement and to not further the acquisition of the Touchstone Interest.

Latapiat Purchase Agreement

Effective on September 25, 2009 (the “Effective Date”), we entered into an agreement for purchase (the “Purchase Agreement”) with Maria Ines Moraga Latapiat (“Latapiat”). In accordance with the terms and provisions of the Purchase Agreement, we were to have acquired from Latapiat two coal concessions which Latapiat owned the rights to located in Lota Bay, Chile, approximately 300 miles south of Santiago, Chile (the “Concessions”). We were to further issue 10,000,000 shares of its common stock to Latapiat.

After several months of researching the acquisition of the Concessions, as of approximately October 29, 2010, we have been unable to receive the adequate financial and technical information needed to make an informed decision as to whether to proceed with the acquisition of the Concessions. Latapiat was unable to provide the required documentation as a result of the loss of such information and documentation resulting from the earth quake in Chile on February 27, 2010. Therefore, after considerable due diligence, we have determined that it is in our best interests and those of our shareholders to rescind the Purchase Agreement and to not further the acquisition of the Concessions. As of the date of this Annual Report, the 10,000,000 shares of our common stock have not been issued to Latapiat.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of other mineral property opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

DEVELOPMENT OF MINERAL PROPERTIES

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval on potential properties. If future results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

•	Target further leases for exploration potential and obtain further funding to acquire new development targets.

•	Review all available information and studies.

•	Digitize all available factual information.

•	Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.

•	Determine feasibility and amenability of extracting the minerals.

•	Create investor communications materials, corporate identity.

•	Raise funding for mineral development.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to foreign or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Dr. Stewart Jackson is our President and Chief Executive Officer/Chief Financial Officer. This individual is primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

CONSULTANTS

Consulting Agreements

Effective October 1, 2010 and November 1, 2010, we entered into certain consulting agreements with certain consultants as described below:

•
Six-month consulting agreement dated October 1, 2010 (the “LV Media Group Consulting Agreement”) between the Company and LV Media Group LLC (“LV Media Group), pursuant to which LV Media Group will provide certain consulting services to the Company including, but not limited to, news releases, corporate positioning, corporate website, e-newsletter strategy, and corporate information circular; (ii) LV Media Group shall be entitled to monthly compensation in the amount of $5,000.00 representing aggregate compensation of $30,000.00; and (iii) the Company shall issue to LV Media an aggregate of 3,000,000 shares of its restricted common stock at $0.01 per share as payment for the aggregate amount of $30,000.00 due and owing;

•
Eight-month consulting agreement dated October 1, 2010 (the “Murphy Consulting Agreement”) between the Company and Paul Murphy (“Murphy”), pursuant to which Murphy will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America; (ii) Murphy shall be entitled to monthly compensation of $10,000.00 representing aggregate compensation of $80,000.00; and (iii) the Company shall issue to Murphy an aggregate of 4,000,000 shares of its restricted common stock at $0.02 per share as payment for the aggregate amount of $80,000.00 due and owing;

•
Twelve-month consulting agreement dated November 1, 2010 (the “Serrano Consulting Agreement”) between the Company and Ariel Serrano (“Serrano”), pursuant to which Serrano will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North American; (ii) Serrano shall be entitled to monthly compensation of $3,333.33 representing aggregate compensation of $40,000.00; and (iii) the Company shall issue to Serrano an aggregate of 2,000,000 shares of its restricted common stock at $0.02 per share as payment for the aggregate amount of $40,000.00 due and owing;

•
Five-year consulting agreement dated October 1, 2010 (the “Jackson Consulting Agreement”) between the Company and Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America; (ii) Jackson shall be entitled to monthly compensation of $2,000.00 representing aggregate compensation of $120,000.00; and (iii) the compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month;

•
Twelve-month consulting agreement dated October 1, 2010 (the “Figueiredo Consulting Agreement”) between the Company and David Figueiredo (“Figueiredo”), pursuant to which Figueiredo will provide certain consulting services to the Company including, but not limited to, news releases, corporate positioning, corporate website, e-newsletter strategy, and corporate information circular; (ii) Figueiredo shall be entitled to an initial retainer of $20,000.00; (iii) Figueiredo shall be further entitled to monthly compensation of $4,000.00; and (iv) the Company shall issue to Figueiredo an aggregate of 666,666 shares of its restricted common stock at $0.03 per share as payment for the initial retainer of $20,000.00;

•
Twelve-month consulting agreement dated October 1, 2010 (the “Claus Consulting Agreement”) between the Company and Steve Claus (“Claus”), pursuant to which Claus will provide certain consulting services to the Company including, but not limited to, news releases, corporate positioning, corporate website, e-newsletter strategy, and corporate information circular; (ii) Clause shall be entitled to an initial retainer of $10,000.00; (iii) Claus shall be further entitled to monthly compensation of $2,000.00; and (iv) the Company shall issue to Claus an aggregate of 333,333 shares of its restricted common stock at $0.03 per share as payment for the initial retainer of $10,000.00;

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

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

We have accrued net losses of $1,084,113 for the period from inception (March 23, 2006) to December 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Seale and Beers CPAs, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds  from our private  offerings  completed  during fiscal year ended December 31, 2010 provide us with a limited  amount of working  capital and is not  sufficient  to fund our proposed  operations.  We will require additional capital to continue to operate our business and our proposed operations.  We may be unable to obtain additional capital as and when required. Generally during prior fiscal years, a related party paid expenses on our behalf.

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

Our exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

    •   identification of potential mineralization based on superficial analysis;

    •   availability of government-granted exploration permits;

    •   the quality of management and geological and technical expertise; and

    •   the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate09-8 widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

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

Future participation in an increased number of minerals exploration prospects will require substantial capital expenditures.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal year ended December 31, 2010 and December 31, 2009 have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Dr. Stewart Jackson as our President/Chief Executive Officer/Chief Financial Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

              Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.

As of the date of this Annual Report, we have 75,599,999 shares of common stock issued and outstanding. As of the date of this Annual Report, there are   29,577,499 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on approximately February 28, 2009 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Certain of our directors and officers are outside the United States with the result that it may be difficult for investors to enforce within the United States any judgments obtained against certain of our directors or officers.

Certain of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property.  Our principal executive office is located at 711 S. Carson Street, Ste 4.,Carson City, NV 89701.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “DNRR:OB” in October 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.0250	$0.0083
March 31, 2009	$0.35	$0.10
June 30, 2009	$0.76	$0.50
September 30, 2009	$0.65	$0.2500
December 31, 2009	$0.18	$0.05
March 31, 2010	$0.038	$0.024
June 30, 2010	$0.035	$0.033
September 30, 2010	$0.023	$0.022
December 31, 2010	$0.025	$0.022

All amounts have been adjusted for stock splits.

As of April 10, 2011, we had 199 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. Therefore the table set forth below presents information as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)
Equity Compensation Plans Approved by Security Holders	n/a
Equity Compensation Plans Not Approved by Security Holders Warrants
Total	1,700,000

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 1,700,000 common stock purchase warrants issued and outstanding (the “Warrants”). The 1,700,000 Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2010 at an exercise price of $0.02 per share exercisable for a period of two years from the date of share issuance, which expiration date is April 14, 2012. .

As of the date of this Annual Report, no Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2010 PRIVATE PLACEMENTS

During fiscal year ended December 31, 2010, we completed two private placement offerings. Effective on April 14, 2010, we completed a certain private placement offering (the “First Private Placement Offering”) with certain United States residents. In accordance with the terms and provisions of the First Private Placement, we authorized the issuance to certain investors an aggregate of 1,700,000 units at a per unit price of $0.0147 for aggregate proceeds of $25,000. Each Unit was comprised of one share of restricted common stock and one non-transferrable Warrant. Each Warrant is exercisable at $0.02 per share for a period of two years.

Effective on May 26, 2010, we completed a certain private placement offering (the “Second Private Placement”) with a certain non-United States resident. In accordance with the terms and provisions of the Second Private Placement, we authorized the issuance to certain investors an aggregate of 2,000,000 shares of common stock at a per share price of $0.02 for aggregate proceeds of $40,000.

The Units under the First Private Placement Offering and the shares under the Second Private Placement Offering were sold to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The First Private Placement Offering and the Second Private Placement Offering have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONSULTANT SERVICES

During fiscal year ended December 31, 2010, we issued 1,000,000 and authorized the issuance of an aggregate of 9,999,999 shares of our restricted common stock for services as follows:

Effective February 9, 2010, we issued 1,000,000 shares for services rendered to one of our consultants. The shares were issued at $0.14 per share.

Effective October 1, 2010 and November 1, 2010, we entered into the various consulting agreements. Therefore, our Board of Directors authorized the issuance of an aggregate of 9,999,999 shares of our restricted common stock to the consultants at either a per share price of $0.01 per share of $0.03 per share as follows:

•	Authorized issuance of 3,000,000 shares of restricted common stock to LV Media effective as of October 1, 2010.
•	Authorized issuance of 4,000,000 shares of restricted common stock to Murphy effective as of October 1, 2010.
•	Authorized issuance of 2,000,000 shares of restricted common stock to Serrano effective as of November 1, 2010.
•	Authorized issuance of 333,333 shares of restricted common stock to Claus effective as of October 1, 2010 as compensation for the retainer.
•	Authorized issuance of 666,666 shares of restricted common stock to Figueiredo effective as of October 1, 2010 as compensation for the retainer.

The aggregate of 9,999,999 shares of common stock were authorized to be issued and 1,000,000 shares were issued  to either United States residents or non-United States residents in reliance on Section 4(2) or Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere herein.

	Fiscal Years Ended December 31 2010 and 2009				For the Period from October 19, 2004 (inception) to December 31, 2010
STATEMENT OF OPERATIONS DATA
Revenue		-0-	-0-		-0-
Operating Expenses
Mineral Claims written off		$-	$-0- 0		$10,000
Mineral Claims Expenses		595			595
Professional Fees		388,905	59,440		734,448
Office- General Expenses		17,875	16,007		24,886
Office – General Expenses – Related Party		152,784	111,293		274,469
Total Operating Expenses		$560,159	$186,740		$1,044,398
Net Loss From Operations		$(560,159)	$(186,740)		$(1,044,398)
Other Expenses
Financing cost- Related Party		$(39,715)	-		$(39,715
Net Loss Before Income Taxes		$(599,874)	$(186,740	) -	$(1,084,113)

BALANCE SHEET DATA
Total Assets	$	- -	$-0-
Total Liabilities		470,264	209,439
Stockholders Equity/Deficit		(470,264)	(209,439)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Our net loss for fiscal year ended December 31, 2010 was ($599,874) compared to a net loss of ($186,740) during fiscal year ended December 31, 2009 (an increase of $413,134). During fiscal years ended December 31, 2010 and 2009, we did not generate any revenue.

During fiscal year ended December 31, 2010, we incurred operating expenses of approximately $599,874 compared to $186,740 incurred during fiscal year ended December 31, 2009 (an increase of $413,134). These general and administrative expenses incurred during fiscal year ended December 31, 2010 consisted of: (i) mineral claims of $595 (2009: $-0-); (ii) professional fees of $388,905 (2009: $59,440); (iii) office – general expenses of $17,875 (2009: $16,007); (iv) office – general expenses – related party of $152,784 (2009: $111,293);

General and administrative expenses incurred during fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 increased primarily due to an increase in professional fees related to the increase in the scope and scale of our exploratory mineral business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $599,874 incurred as general and administrative expenses during fiscal year ended December 31, 2010, we incurred consulting fees of $6,000 payable to our officers and directors.

Our net loss during fiscal year ended December 31, 2019 was ($599,874) or ($0.01) per share compared to a net loss of ($186,740) or ($0.06) per share during fiscal year ended December 31, 2009. The weighted average number of shares outstanding was 61,793,151 for fiscal year ended December 31, 2010 compared to 60,786,575 for fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2010

As at fiscal year ended December 31, 2010, our current assets were $0 and our current liabilities were $470,264, which resulted in a working capital deficit of $470,264. As at fiscal year ended December 31, 2010, current liabilities were comprised of: (i) $83,802 in accounts payable - other; and (ii) $248,080 in accounts payable – related parties, and (iii) $132,382 in Convertible Promissory Notes – related party, and (iv) $6,000 in Convertible debt – related party.

As at December 31, 2010, our total assets were $0.. The total assets in fiscal year ended December 31, 2009 was$0.

As at December 31, 2010, our total liabilities were $470,264 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in accounts payable – related parties. .

Stockholders’ Deficit increased from ($209,439) for fiscal year ended December 31, 2009 to Stockholders’ Deficit of ($470,264) for fiscal year ended December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2010, net cash flows used in operating activities was ($0), consisting primarily of a net loss of ($599,874). Net cash flows used in operating activities was changed by an increase of $64,735 in accounts payable, $140,000 in common stock issued for services, $94,334 in common stock issuable for service $39,715 in Beneficial Conversion Feature and $261,090 in expenses paid by related parties. For fiscal year ended December 31, 2009, net cash flows used in operating activities was ($0), consisting primarily of a net loss of ($186,740). Net cash flows used in operating activities was changed by an increase of $15,723 in accounts payable and $171,017 in expenses paid by related parties.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2010 and December 31, 2009, there were no cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

How can these be blank on financial statements?

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended December 31, 2010, we completed the 2010 Private Placements for total gross proceeds of $ 65,000.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2010, we owed an aggregate of $386,462 to related parties.

Convertible Promissory Notes

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”). The aggregate amount represented in principal loaned to us from the Creditor is $324,313.54.

In accordance with the terms and provisions of the Convertible Promissory Notes, the Convertible Promissory Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period. Each Convertible Promissory Note is convertible at the election of the Creditor into shares of our common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of the Company’s common stock on the OTC Bulletin Board on October 21, 2010). The Convertible Promissory Notes, principal amounts and quarterly periods are listed below:

Date of Quarterly Period	Principal Amount
June 30, 2009	$64,607.37
September 30, 2009	67,774.88

The Company is obligated to issue convertible notes with the same terms as disclosed above upon increasing its authorized shares to a level that would allow enough shares to be issued, to replace the following quarterly debt amounts. When the debt amounts become convertible, another 19,193,100 common shares would be issuable at the option of the note holder.

Date of Quarterly Period	Principal Amount
December 31, 2009	38,635.21
March 31, 2010	60,186.33
June 30, 2010	38,708.53.
September 30, 2010	54,401.22

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe none will have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED April 05, 2011.

BALANCE SHEETS AS AT DECEMBER 31, 2010 AND DECEMBER 31, 2009.	31

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (MARCH 32, 2006) TO DECEMBER 31, 2010.	32

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	33

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	34

NOTES TO FINANCIAL STATEMENTS.	35

DENARII RESOURCES INC.
(An exploration stage company)
Balance Sheets

	December 31	December 31
	2010	2009

ASSETS

Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts Payable	$83,802	$19,067
Accounts Payable-Related parties	248,080	190,372
Convertible Promissory Notes - Related Party (Note7)	132,382	-
Convertible Debt - -Related Party (Note 8)	6,000	-
Total Current Liabilities	470,264	209,439

Total Liabilities	470,264	209,439

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized at $0.001 par value 61,900,000 and 60,900,000 issued at December 31, 2010 and December 31, 2009 respectively issued	61,900	60,900
Shares issuable (Note 4)	8,034
Additional Paid-in Capital	543,915	213,900
Accumulated Deficit during Exploration stage	(1,084,113)	(484,239)
Total Stockholders' Equity	(470,264)	(209,439)

Total Liabilities and stockholders' Equity	$-	$-

The accompanying notes are an integralpart of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
 Statements of Operations
(Stated in US Dollars)

	For the Year Ended	For the Year Ended	From inception (March 23, 2006) through to
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Mineral Claims Written Off	-	-	10,000
Mineral Claims Expense	595	-	595
Professional Fees	388,905	59,440	734,448
Office - General Expenses	17,875	16,007	24,886
General Expenses-Related Party	152,784	111,293	274,469
Total Operating Expenses	560,159	186,740	1,044,398

NET LOSS FROM OPERATIONS	(560,159)	(186,740)	(1,044,398)
OTHER EXPENSE
Financing cost - related Party (Note 7)	(39,715)	-	(39,715)
Total Other Expense	(599,874)	(186,740)	(1,084,113)

NET LOSS BEFORE INCOME TAXES	(599,874)	(186,740)	(1,084,113)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(599,874)	$(186,740)	$(1,084,113)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	61,793,151	60,786,575

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
 Statements of Cash Flows

	For the Year Ended	For the Year Ended	From inception (March 23, 2006) through to
	December 31, 2010	December 31, 2009	December 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$(599,874)	$(186,740)	$(1,084,113)
Recognition of an Impairment Loss
(Mineral Claims)	-	-	10,000
Accounts payable	64,735	15,723	83,802
Common Stock issued for services	140,000	-	350,000
Common Stock Issuable for services	94,334	-	94,334
Beneficial Conversion Feature	39,715		39,715
Expenses Paid on Company's behalf by
related parties	261,090	171,017	451,462
Net cash used in operating activities	-	-	(54,800)
	-
INVESTING ACTIVITIES	-	-
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Common shares issued for cash @ $0.001 per share	-	-	48,300
Additional paid-in capital	-	-	16,500
Net cash provided by financing activities	-	-	64,800

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	-	-	-
SUPPLEMENTAL DISCLOSURES OF
-NON CASH ACTIVITIES	$185,939	$171,017	$386,462

SUPPLEMENTAL DISCLOSURES
NON-CASH ACTIVITIES:
Proceeds from Private Placement (paid to related parties)	$40,000	$-	$40,000
Expenses Paid on Company's Behalf by Related Parties	$186,929	$171,017	$357,956
Common Stock Issuable for Services	$94,334	-	$94,334
Common stock issued for services	$140,000	$-	$350,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY
  From Inception March 23, 2006 through  December 31, 2010

						Deficit
						Accumulated
					Additional	During
	Common Stock		Shares		Paid in	Exploration	Total
	Shares Issued	Amount	Issuable	Amount	Capital	Stage	Equity
Balance at Inception - March 23, 2006	-	$-	-	$-	$-	$-	$-

Shares issued to founders - March 23, 2006 at $0.0002 per share	48,000,000	48,000			(38,000)	-	10,000

Net (Loss) for period from inception on March 23, 2006 to December 31, 2006						(22,826)	(22,826)
Balance, December 31, 2006	48,000,000	48,000			(38,000)	(22,826)	(12,826)

Stock issued for cash - July 1, 2007
at $0.0167 per share	1,500,000	1,500			23,500		25,000

Stock issued for cash - September 28, 2007
at $0.0167 per share	1,188,000	1,188			18,612		19,800

Cancellation of Founders Shares on October
3, 2007 at $0.00013333 per share	(2,988,000	(2,988)			2,988		0

Net (Loss) for the year ended December 31, 2007						(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700			7,100	(64,401)	(9,601)

Stock issued for cash - June 2, 2008 at $0.0167 per share	600,000	600			9,400		10,000

Stock issued for services - June 2, 2008 at $0.0167 per share	12,000,000	12,000			188,000		200,000

Stock issuable for services - October 10, 2008 at $0.0167per share			600,000	600	9,400		10,000

Net (Loss) for year ended December 31, 2008						(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,300	600,000	600	213,900	(297,499)	(22,699)

Stock issued for services-March 11, 2009 at $0.0167 per share	600,000	600	(600,000	(600)

Net (Loss) for the year ended December 31, 2009						(186,740)	(186,740)

Balance, December 31, 2009	60,900,000	60,900	-	-	213,900	(484,239)	(209,439)

Stock issued for services-February 09, 2010 at $0.14 per share	1,000,000	1,000			139,000		140,000

Stock issuable for Cash paid directly to vendors reducing payables- April 14, 2010 at $0.029 per share 1,700,000 shares issuable			1,700,000	1,700	23,300		25,000

Stock issuable for Cash paid directly to related parties to reduce the related party's payable May 26, 2010 at $0.032 per share 2,000,000 shares issuable			2,000,000	2,000	38,000		40,000

Stock issuable for Services-October 01, 2010 at $0.022 per share			333,333	333	7,000		7,333

Stock issuable for services-October 01, 2010 at $0.022 per share			666,666	667	14,000		14,667

Beneficial Conversion Feature of Convertible Notes - October 21, 2010					39,715		39,715

Stock issuable for Services October 01, 2010 at $0.022 per share			1,500,000	1,500	31,500		33,000

Stock issuable for Services-October 01, 2010 at $0.022 per share			1,500,000	1,500	31,500		33,000

Stock issuable for services-November 01, 2010 at $0.019 per share			333,334	334	6,000		6,334

Net (Loss) for the year ended December 31, 2010						(599,874)	(599,874)
Balance, December 31, 2010	61,900,000	$61,900	8,033,333	$8,034	$543,915	$(1,084,113)	$(470,264)

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
From Inception (March 23, 2006) to December 31, 2010
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Denarii Resources, Inc. ("Denarii Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Our claims, known as the McNab Molybdenum Property, is located on the west side of Howe Sound near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC. The McNab Molybdenum property comprises one mineral claim containing 12 cell claim units totaling 251.11 hectares. (16 cell claim units totaling 334.809 hectares at Dec 31, 2009).

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,084,113 for the period from March 23, 2006 (inception) to December 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods are delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

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

e. Advertising

The Company expenses advertising when incurred.  The company incurred $2,310 in advertising costs in 2010. The company incurred $4,441 in advertising costs in 2009. In the year ended December 31, 2010, the company incurred $42,000 in investor relations costs, which the company does not consider as advertising costs. These costs are also expensed as incurred.

f. Recent Accounting Pronouncements

The company has evaluated all recent accounting pronouncements and believes none will have a material effect on our financial statements.

g. Basic Income (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional  common shares were dilutive. The convertible notes (and warrants) are potentially dilutive, but are not currently dilutive due to the Company's negative earnings per share.

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. The company has no cash or cash equivalents.

i. Issuance of shares for other than cash

Our policy when issuing shares for other than cash is to use the ten-day average of our shares' trading price to determine the fair value of shares issued. We then determine if the fair value of the consideration received is more reliably measurable than our stock value, and assign the most reliably measurable fair value to each transaction.

j. Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this annual report.

NOTE 4 – SHARE CAPITAL

a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

On March 23, 2006 the company issued to the founders 48,000,000 common shares of stock for $10,000. The cost per share was $0.0002.

On July 01, 2007 the company completed a private placement at $0.0167 per share, 1,500,000 common shares for $25,000.

On September 28, 2007 the company completed a private placement at $0.0167 per share, 1,188,000 common shares for $19,800.

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

On April 14, 2010, the Company sold 1,700,000 shares of the Company’s common stock that were issued on February 11, 2011 and 1,700,000 warrants to purchase shares of the Company’s common stock at a price of $0.0147 per unit. The proceeds were paid directly to vendors to reduce the Company’s payables. The value of the warrants were treated as a cost of issue. Refer to (Note 5) for more details.

On May 26, 2010, the Company sold 2,000,000 shares of the Company's common stock at a discounted price of $0.02.  The proceeds were paid directly to a related party, reducing the Company’s liability to that related party. On February 23, 2011 the 2,000,000 shares were issued.

October 01, 2010 the company has authorized 666,666 shares issuable for services valued at $14,667. The cost per share was $0.022. On March 16, 2011 the 666,666 shares were issued

October 01, 2010 the company has authorized 333,333 shares issuable for services valued at $7,333. The cost per share was $0.022.  On March 16, 2011 the 333,333 shares were issued

On October 01, 2010 the company authorized 1,500,000 shares issuable for services valued at $33,000. The cost per share was $0.022. On March 16, 2011 the Company issued 1,500,000 common shares and issued another 1,500,000 common shares to the same individual for consulting services valued at $33,000.

On October 01, 2010 the company authorized 1,500,000 shares issuable for services valued at $33,000. The cost per share was $0.022. On March 16, 2011 the Company issued 1,500,000 common shares and issued another 2,500,000 common shares to the same individual for consulting services valued at $55,000.

On November 01, 2010 the company authorized 333,334 shares issuable for services valued at $6,334. The cost per share was $0.019. On March 16, 2011 the Company issued 333,334 common shares and issued another 1,666,666 common shares to the same individual for consulting services valued at $ 31,666.

On March 17, 2009 the Company completed a forward stock split of its common stock on a ratio of six new shares for every one old share of the Company (6:1). All references to issued common shares take into account the forward stock split that has been retroactively stated

If all outstanding options and convertible debt were exercised, 36,905,419 additional shares would be issued, bring our total number of shares issued to 98,805,419.

NOTE 5 – WARRANTS

The Company has 1,700,000 warrants issued in conjunction with our April 14, 2010 share issuance.  These warrants grant the holder the right to purchase up to 1,700,000 common shares for $0.02 per share, and they expire April 14, 2012.  None have been exercised, so all 1,700,000 are outstanding as of December 31, 2010. The cost of the warrants was treated as a cost of issue.

NOTE 6 – PAYABLE TO RELATED PARTY

The company owes $386,462 to related parties as of December 31, 2010. The terms of the payables are no interest and due on demand. During 2010 $132,382 of the amount owing to Falco changed from no interest due on demand to the convertible terms described in Note 7. The company is charged $2,500 per month for office space by a related party, which is accrued.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Effective on October 21, 2010 the company entered into a series of convertible promissory notes in various principal amounts with Falco Investments Inc. (the “Creditor”). The aggregate amount represented in principal loaned to the Corporation from the Creditor is $132,382.

In accordance with the terms and provisions of the Convertible Promissory Notes, the Convertible Promissory Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period. Each Convertible Promissory Note is convertible at the election of the Creditor into shares of the Corporation’s common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of the Company’s common stock on the OTC Bulletin Board on October 21, 2010).

Falco Investments Inc. has agreed to waive all interest and accrued interest up to December 31, 2010. The Company has recognized $39,715 in financing costs in connection with this convertible note. If the total $132,382 are converted the share capital issued with increase by   13,238,200 common shares.

NOTE 8 – CONSULTING AGREEMENT – RELATED PARTY

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Since Mr. Jackson has the choice of taking shares or cash, the amount owing of $6,000 at December 31, 2010 is shown as convertible debt – related party. If fully converted, this liability would result in approximately 350,000 new common shares.

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31 2010	December 31, 2009
Income tax expense (recovery) statutory rate	$(233,591)	$(72,829)
Valuation allowance	233,591	72,829
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$422,804	$188,853
Valuation allowance	(422,804)	(188,853)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,084,113 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10– SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and believes there are no further subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is Seale & Beers, PC (“Seale & Beers”). Their address is 50 S. Jones Blvd, Ste 202, Las Vegas, Nevada  89107  and telephone number is (702) 522-1645

The report of Seale & Beers on our financial statements for each of the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2010 and 2009, there were no disagreements between us and Seale & Beers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Seale & Beers, would have caused Seale & Beers to make reference thereto in their reports on our audited financial statements.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report of Completed Interim Review.

On May 24, 2010, our Board of Directors was advised by Seale & Beers that certain errors were contained in our financial statements for the three-month period ended March 31, 2010 filed on May 24, 2010. These errors were corrected by us on our financial statements at the advice of our independent public accountants.

The errors on the March 31, 2010 10 Q were related to an incorrect value assessed on shares issued for services. As a result, our Board of Directors concluded on May 24, 2010 that our previously issued financial statements for the three-month period ended March 31, 2010 should no longer be relied upon.

We filed an amendments to our Form 10-Q for the period March 31, 2010 to reflect the restatement.

Our Chief Executive Officer/President had discussed these matters disclosed in this filing on Form 8-K with our independent public accountants on approximately May 26. 2010.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2010, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of the date of this Annual Report, these initiatives have partially been implemented. We intend to have full implementation of the initiatives by end of second quarter as of June 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by quarter ended June 30, 2011.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Stewart A. Jackson	68	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director

Glenn Soler	48	Director

Dr. Stewart Jackson.  During the past forty years, Dr. Jackson has been involved in the mining industry as a mining professional with experience in the exploration and development of mineral deposits and management of public companies. Dr. Jackson has been involved in multiple mineral discoveries and evaluations. During the 1970s, Dr. Jackson was instrumental in the exploration and development by Cominco American Incorporation (now Teck-Cominco) of the Red Dog zinc-lead deposits in western Alaksa. Currently, Red Dog produces over 10% of the world production of zinc from the Red Dog zinc resource field. Subsequently, Dr. Jackson was the exploration manager for Houston Oil and Minerals Corporation during the discovery and development of the Manhattan, South Mccoy and Borealis gold deposits in the State of Nevada. During the 1980s, Dr. Jackson, through his public company, Crown Resource Corporation, made multiple discoveries of gold in the Republic District of the State of Washington totaling to date approximately 4,500,000 ounces and which continues to be currently produced by Kinross Gold Corporation. Subsequent, Dr. Jackson was instrumental in the advancement of the Turnagain nickel sulphide deposit of northern British Columbia, Canada, held by Hard Creek Nickel Corporation, from the state of being a prospect to the biollion tonne resource category. During the 2000s, Dr. Jackson has been involved in the delineation of a major uranium, molybdenum, nickel and vanadium resource in Sweden on properties held by Continental Precious Minerals Inc. These properties contain a significant uranium resource exceeding 440,000,000 pounds of uranium oxide, over 7,000,000,000 pounds of vanadium, over 900,000,000 pounds of molybdenum and over 800,000,000 pounds of nickel with current drilling continuing to expand the resource.

Dr. Jackson has authorized and co-authored a number of scientific publications, is a member of several scientific and professional organizations, and holds a Professional Geologist ( P. Geol.) Registration in the Province of Alberta, Canada. He holds a Bachelor of Science degree in Geology from the University of Western Ontario, a Master of Science degree in Stratigraphy and Mineral Deposits from the University of Toronto, and a Ph.D in Stratigraphy and Economic Geology from the University of Alberta.

Glenn Soler. Mr. Glen Soler was born in Boston, Massachusetts and graduated from the Northeastern University of Boston with an Associates Degree in Computer Science. Glenn speaks English and Spanish fluently. Since 1997, he has combined his bi-lingual skills and automation expertise to conduct business as a liaison between multinational companies in the U.S and foreign companies, especially in Mexico, Latin and South America. Mr. Soler's contacts and business expertise will be very instrumental in negotiating for mineral asset acquisitions in the US and other countries.

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

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. In the event the Merger Agreement is not consummated, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Stewart Jackson President and CEO	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
Stuart Carnie, prior President and CEO	2009	-0-	-0-		-0-	-0-	-0-	-0-
Chris Lorie, prior President and CEO	2008	-0-	-0-		-0-	-0-	-0-	-0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2010

We do not have a Stock Option Plan and, therefore, no stock options have been granted to our Named Executive Officers during fiscal year ended December 31, 2010.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2010 and 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Jackson 2010	$6,000	-0-	-0-	-0-	-0-	-0-	$6,000

Glenn Soler 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dennis Lorrig 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Malasek 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Stuart Carnie 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 75,599,999 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Stewart Jackson 711 S. Carson Street Suite 4	(1)

Carson City, Nevada 89701	-0-	0%

Glen Soler 711 S. Carson Street Suite 4 Carson City, Nevada 89701	-0-	0%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 75,599,999 shares issued and outstanding. .

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2010, we incurred $18,688 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and August 31, 2009.

During fiscal year ended December 31, 2009, we incurred approximately $10,625 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During fiscal year ended December 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarri Resources Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarri Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarri Resources Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated Ocotber 1, 2010 between Denarri Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarri Resources Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

10.12	Convertible Promissory Note between Denarri Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $54,401.22. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

23.1	Consent of independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and ChiefFinancial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.
________
(1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2006.

(2) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 21, 2011..

(3) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2010_.

(4)  Incorporated by reference from our Current Report on Form 8-K and 8-K/A filed with the Commission on April 21, 2010, May 12, 2010 and May 27, 2010.

DENARII RESOURCES INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENARII RESOURCES INC.

Dated: April 10, 2011	By:	/s/ DR. STEWART JACKSON
Dr. Stewart Jackson, President/Chief
Executive Officer

Dated: April 10, 2011	By:	/s/ DR. STEWART JACKSON
Dr. Stewart Jackson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2011	By:	/s/ DR. STEWART JACKSON
Director

Dated: April 10, 2011	By:	/s/ GLENN SOLER
Director