Form 10-K/A
period 2010-12-31
Denarii Resources Inc.
filed 2011-04-15
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

Class Outstanding as of April 1 4 , 2011   Common Stock, $0.001 75,599,999 shares

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe none will have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED April 05, 2011.	31

BALANCE SHEETS AS AT DECEMBER 31, 2010 AND DECEMBER 31, 2009.	32

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (MARCH 32, 2006) TO DECEMBER 31, 2010.	33

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	34

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	35

NOTES TO FINANCIAL STATEMENTS.	36

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Denarii Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and for the period from inception on March 23, 2006 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denarii Resources, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and for the period from inception on March 23, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has not yet established an ongoing source of revenues to support its own operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 5, 2011

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

DENARII RESOURCES INC.

Dated: April 1 4 , 2011	By:	/s/ DR. STEWART JACKSON
Dr. Stewart Jackson, President/Chief
Executive Officer

Dated: April 1 4 , 2011	By:	/s/ DR. STEWART JACKSON
Dr. Stewart Jackson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1 4 , 2011	By:	/s/ DR. STEWART JACKSON
Director

Dated: April 1 4 , 2011	By:	/s/ GLENN SOLER
Director