Form 10-Q
period 2011-03-31
Denarii Resources Inc.
filed 2011-05-23
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 23, 2011
Common Stock, $0.001	75,899,999

DENARII RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are audited and reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Balance Sheets
(unaudited)

	March 31	December 31
	2011	2010

ASSETS

Current Assets
Prepaid Stock Compensation	$43,334	$-
Total Current Assets	43,334	-

LIABILITIES

Current Liabilities
Accounts Payable	$126,881	$83,802
Accounts Payable-Related parties	293,837	248,080
Convertible Promissory Notes - Related Party (Note 8)	132,382	132,382
Convertible Debt - -Related Party (Note 9)	12,000	6,000
Convertible Debt (Note 5)	20,000	-
Agreement Payable( Note 4)	5,000,000
Total Current Liabilities	5,585,100	470,264

Royalty Obiligation (Note 5)	124,200	-
Convertible Debt (Note 5)	30,000	-

Total Liabilities	5,739,300	470,264

STOCKHOLDERS' EQUITY

100,000,000 Common Shares Authorized at $0.001 par value 75,599,999 and 61,900,000 issued at March 31, 2011 and December 31, 2010 respectively	75,600	61,900
Shares issuable	250	8,034
Additional Paid-in Capital	656,582	543,915
Accumulated Deficit during Exploration stage	(6,428,398)	(1,084,113)
Total Stockholders' Equity (Deficit)	(5,695,966)	(470,264)

Total Liabilities and stockholders' Equity	$43,334	$-

The accompanying notes are an integralpart of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed  Statements of Operations
(Stated in US Dollars)
   (unaudited)

	For the three month period ended March 31, 2011	For the three month period ended March 31, 2010	From inception (March 31, 2006) through to March 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Mineral Claims Written Off	-	-	10,000
Mineral Claims Expense	-	-	595
Impairment of mineral property acquisition costs	5,060,250		5,060,250
Impairment of Prepaid Royalties	124,200	-	124,200
Professional Fees	127,169	69,056	867,617
Office - General Expenses	4,062	2,558	28,948
General Expenses-Related Party	28,604	45,658	297,073
Total Operating Expenses	5,344,285	117,272	6,388,683

NET LOSS FROM OPERATIONS	(5,344,285)	(117,272)	(6,388,683)
OTHER EXPENSE
Financing cost - related Party (Note 9)	-	-	(39,715)
Total Other Expense	-	-	(39,715)

NET LOSS BEFORE INCOME TAXES	(5,344,285)	117,272)	(6,428,398)

PROVISION FOR INCOME TAX		-

NET LOSS FOR THE PERIOD	$(5,344,285)	$(117,272)	$(6,428,398)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	65,198,889	61,466,667

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An exploration stage company)
Condensed Statements of Cash Flows
(unaudited)

	For the three month period ended March 31, 2011	For the three month period ended March 31, 2010	From inception (March 23, 2006) through to March 31, 2011
OPERATING ACTIVITIES
Net income (loss)	$(5,344,285)	$(117,272)	$(6,428,398)
Impairment of mineral property acquisition costs	5,060,250		5,060,250
Impairment of Prepaid Royalties	124,200		124,200
Mineral Claims Written Off	-	-	10,000
Accounts payable	38,079	10,419	151,138
Common Stock issued for services	69,999	46,666	514,333
Common Stock issued for services	113,333	140,000	557,667
Common Stock Issuable for services	-	-	-
Beneficial Conversion Feature	-		39,715
Expenses Incurred on Company's behalf by
related parties	51,757	60,187	473,962
Net cash used in operating activities	-	-	(54,800)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Common shares issued for cash @ $0.001 per share	-	-	48,300
Additional paid-in capital	-	-	16,500
Net cash provided by financing activities	-	-	64,800

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES
NON-CASH ACTIVITIES:
Proceeds from Private Placement (paid to related parties)	-	-	$40,000
Common Stock Issuable for Services	-	-	-
Common stock issued for services	$69,999	$46,666	$514,333
Expenses paid on company's behalf by related parties	$51,757	$60,187	$473,962
Beneficial Conversion Feature	-	-	$39,715
Recognition of an impairment Loss	-		$10,000

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Interim Financial Statements
From Inception (March 23, 2006) to March 31, 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Denarii Resources, Inc. ("Denarii Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These are condensed notes and should be read in conjunction with the audited financial statements from the year ending December 31, 2010.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $6,428,398 for the period from March 23, 2006 (inception) to March 31, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

NOTE 4-MINERAL PROPERTY ACQUISITION

Effective on February 28, 2011 (the “Effective Date”), Denarii Resources Inc., a Nevada corporation (the “Company”), entered into that certain extension of the letter agreement to form a joint venture dated December 9, 2010 (the “Letter Agreement”) between the Company and Guyanex Minerals Corp. (“GMC”). The Letter Agreement provides for the development of the gold mining concessions owned by Guyanex Minerals Incorporation (“GMI”), which is the owner of a 100% interest in those certain gold mining concessions located in the Republic of Guyana, including three concessions along the Guyani River (collectively, known as the “Prospect”).

In accordance with the terms and provisions of the Letter Agreement: (i) the Company will purchase an undivided 50% equity interest in the Prospects by providing a payment of $5,000,000 prior to January 31, 2011 to be held in escrow (the “Option Purchase Price”); (ii) upon payment of the $5,000,000 by the Company, GMI will issue to the Company 1,000 common shares representing the 50% equity interest in GMI;  (iii) any capital requirements above the Option Purchase Price will be paid on a 50-50 basis by the Company and GMC (the “Capital Requirements”); (iv) the joint venture shall be governed by four directors with the Company appointing two directors and GMC appointing two directors; (v) in the event either the Company or GMC fails to provide their respective portion of the Capital Requirements and either the Company or GMC is: (a)  diluted to less than 35% but more than 21%, the party with the majority interest would appoint three of the four directors, and (b) diluted to less than 20%, the party with the majority interest would appoint all four directors.

In accordance with the extension of the Letter Agreement, the Company and GMC have agreed to a payment date of May 30, 2011 for the Option Purchase Price

The $5,000,000 has not been paid. The mining claim has been analyzed for impairment, and fully impaired.

NOTE 5 – CONVERTIBLE DEBT

Effective on February 9, 2011 the company entered into an agreement between the Company and Richard and Gloria Kwiatowski . The Option provides for the development  of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”). The Prospects are owned 100% by Kwiatowski as tenants in common. The Company intends to work on the Prospects, including drilling, for three types of geological conceptual targets: (i) shebandowan type high grade nickel-cobalt-gold-platinum sulphide deposits; (ii) disseminated nickel sulphides of Mount Keith type with bulk tonnage potential; and (iii) gold mineralization within an extensive conglomerate unit of potential open-pit bult tonnage configuration.

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company will pay $5,000 and issue 250,000 shares of common stock to the Kwiatowski; (ii) at the end of year one, the Company will pay to Kwiatowski a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatowski; (iii) at the end of year two, the Company will pay to Kwiatowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatowskiwill; (iv) each anniversary thereafter, the Company shall pay to Kwiatowski $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000  per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

It could be possible that the company may not have enough authorized share capital to satisfy this obligation. If the seller elects to convert to shares the company may have to buy shares in the market if the authorized capital is not great enough to support the total number of shares to be issued to the seller.  The value of these shares will be the value of that portion of the obligation. For this reason the Company has booked all of our future obligations related to this transaction as liabilities rather than equity. The mining claim has been analyzed for impairment, and fully impaired.

The prepaid royalty of $124,200 has been analyzed for impairment and has been full impaired.

NOTE 6 – SHARE CAPITAL

b) Authorized:

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

On April 14, 2010, the Company sold 1,700,000 shares of the Company’s common stock that were issued on February 11, 2011 and 1,700,000 warrants to purchase shares of the Company’s common stock at a price of $0.0147 per unit. The proceeds were paid directly to vendors to reduce the Company’s payables. The value of the warrants were treated as a cost of issue. Refer to (Note 7) for more details.

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

On March 31, 2011 the company has authorized 250,000 shares issuable in accordance with the terms of the option agreement relating to the Bateman Proposal. (Note 5). The cost per share is $0.021.

NOTE 7 – WARRANTS

The Company has 1,700,000 warrants issued in conjunction with our April 14, 2010 share issuance.  These warrants grant the holder the right to purchase up to 1,700,000 common shares for $0.02 per share, and they expire April 14, 2012.  None have been exercised, so all 1,700,000 are outstanding as of March 31, 2011. The cost of these warrants have been treated as a cost of issue, and netted against the proceeds.

NOTE 8 – PAYABLE TO RELATED PARTY

The company owes $438,219 to related parties as of March 31, 2011. The terms of the payables are no interest and due on demand. During 2010 $132,382 of the amount owing to Falco changed from no interest due on demand to the convertible terms described in Note 9. The company is charged $2,500 per month for office space by a related party, which is accrued.

NOTE 9 –CONVERTIBLE PROMISSORY NOTES

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

Falco Investments Inc. has agreed to waive all interest and accrued interest up to March 31, 2011. The Company has recognized $39,715 in financing costs in connection with this convertible note. If the total $132,382 are converted the share capital issued will increase by   13,238,200 common shares.

NOTE 10 – CONSULTING AGREEMENT – RELATED PARTY

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Since Mr. Jackson has the choice of taking shares or cash, the amount owing of $12,000 at March 31, 2011 is shown as convertible debt – related party. If fully converted on March 31, 2011 this liability would have resulted in approximately 600,000 new common shares.

NOTE 11 – SUBSEQUENT EVENTS

On April 14, 2011 Jerry Drew was appointed as a director.

On April 20, 2011 Falco tendered to the Company a notice of conversion, pursuant to which Falco elected to convert the principal amount of the Convertible Notes ($64,607 and $67,775for a total of $132,382) into 13,238,220 shares of restricted common stock;

Effective April 25, 2011 the Shareholders approved the amendment of the Articles of Incorporation to increase the authorized capital structure of the Corporation from One Hundred Million (100,000,000) shares to Five Hundred Million (500,000,000) shares of common stock, par value $0.001

On May 09, 2011 the company issued 300,000 shares for services valued at $.021 per share.

On May 10, 2011 Falco Investments Inc. rescinded its Notice of Conversion.

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

We are an exploration stage company and we have not realized any revenues to date.  We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration programs.

CURRENT BUSINESS OPERATIONS

McNab Property

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

Phase 1: Reconnaissance geological mapping, prospecting and rock sampling, helicopter transportation.
Phase 2:  Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets.
Phase 3:  1000 metres of diamond drilling including geological

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

Guyana Prospect

Effective on February 28, 2011, we entered into that certain extension of the letter agreement to form a joint venture dated December 9, 2010 (the “Letter Agreement”) with Guyanex Minerals Corp. (“GMC”). The Letter Agreement provides for the development of the gold mining concessions owned by Guyanex Minerals Incorporation (“GMI”), which is the owner of a 100% interest in those certain gold mining concessions located in the Republic of Guyana, including three concessions along the Guyani River (collectively, known as the “Prospect”).  In accordance with the terms and provisions of the Letter Agreement: (i) we will purchase an undivided 50% equity interest in the Prospects by providing a payment of $5,000,000 prior to January 31, 2011 to be held in escrow (the “Option Purchase Price”); (ii) upon payment of the $5,000,000 by us, GMI will issue to us 1,000 common shares representing the 50% equity interest in GMI;  (iii) any capital requirements above the Option Purchase Price will be paid on a 50-50 basis by us and GMC (the “Capital Requirements”); (iv) the joint venture shall be governed by four directors with us appointing two directors and GMC appointing two directors; (v) in the event either we or GMC fail to provide their respective portion of the Capital Requirements and either we or GMC is: (a)  diluted to less than 35% but more than 21%, the party with the majority interest would appoint three of the four directors, and (b) diluted to less than 20%, the party with the majority interest would appoint all four directors.

In accordance with the extension of the Letter Agreement, we and GMC have agreed to a payment date of May 31, 2011 for the Option Purchase Price.

Batemen Property Option

Effective on February 9, 2011, we entered into that certain Bateman Property Option (the “Option”) between with Richard and Gloria Kwiatkowski (collectively, the “Kwiatkowski”). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”). The Prospects are owned 100% by Kwiatkowski as tenants in common. We intend to work on the Prospects, including drilling, for three types of geological conceptual targets: (i) shebandowan type high grade nickel-cobalt-gold-platinum sulphide deposits; (ii) disseminated nickel sulphides of Mount Keith type with bulk tonnage potential; and (iii) gold mineralization within an extensive conglomerate unit of potential open-pit bult tonnage configuration.

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we will pay $5,000 and issue 250,000 shares of common stock to the Kwiatkowski; (ii) at the end of year one, we will pay to Kwiatkowski a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatkowski; (iii) at the end of year two, we will pay to Kwiatkowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowski will; (iv) each anniversary thereafter, we shall pay to Kwiatkowski $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000  per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010

Our net loss for the three month period ended March 31, 2011 was ($5,344,285) compared to a net loss of ($117,272) during the three month period ended March 31, 2010, an increase of $5,227,013. During the three month periods ended March 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended March 31, 2011, we incurred operating expenses of $5,344,285 compared to $117,272 incurred during the three month period ended March 31, 2010. The increase in operating expenses was primarily attributable to the following items (i) Impairment of mineral property acquisition $5,184,450 (2010 $-0-) (ii) professional fees of $127,169 (2010: $69,056); and (iii) office – general expenses of $4,062 (2010: $2,558) (iv) general expenses - related party $28,604 (2010 $45,658)

Operating expenses incurred during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 increased primarily due to impairment of mineral property acquisition costs and an increase in the scope and scale of our business operations relating to professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three month period ended March 31, 2011 was ($5,344,285) or $0.00 per share compared to a net loss of ($117,272) or $0.00 per share during the three month period ended March 31, 2010. The weighted average number of shares outstanding was 65,198,889 for the three month period ended March 31, 2011 compared to 61,466,667 for the three month period ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As of March 31, 2011, our current assets were $43,334 and our current liabilities were $5,739,000, which resulted in a working capital deficit of $5,541,766. As of March 31, 2011, current assets were comprised of $43,334 in prepaid consulting fees. As of March 31, 2011, our current liabilities consisted of: (i) $126,881 in accounts payable; (ii) $293,837 in accounts payable – related parties; (iii) convertible promissory notes – related party in the amount of $132,382; and (iv) convertible debt – related party in the amount of $12,000, (v) Convertible debt in the amount of $20,000 and (vi) an Agreement Payable of $5,000,000..

As of March 31, 2011 the company disclosed a Convertible Debt of $30,000 and a Royalty Obligation of $ 124,200

As of March 31, 2011, our total assets were $43,334 comprised of current assets. Our total assets for fiscal year ended December 31, 2010 was $-0-.

As of March 31, 2011, our total liabilities were $5,739,300 comprised partially of current liabilities and long term liabilities. The increase in liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable, accounts payable – related parties , the Royalty Obligation and a Convertible Debt..

Stockholders’ deficit increased from ($470,264) as of December 31, 2010 to ($5,695,966) as of March 31, 2011 primarily due to losses incurred from operations during the period ending and March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $-0- compared to $-0- used during the three month period ended March 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of ($5,344,285) (2010: $117,272), which was partially offset by $5,184,400 (2010: $-0-) in impairment of mineral property acquisition costs, $38,079 (2010: $10,419) in accounts payable, $113,333 (2010: $140,000) in common stock issued for services, $51,757 (2010: $60,187) in expenses incurred on the Company’s behalf by related parties. Net cash flows used in operating activities was further changed by ($43,334) (2010: $93,334) in prepaid expenses.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2011 and March 31, 2010, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the three month periods ended March 31, 2011 and March 31, 2010, net cash flows used in financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Falco”). The aggregate amount represented in principal loaned to us from Falco is $324,313.54.

In accordance with the terms and provisions of the Convertible Promissory Notes, the Convertible Promissory Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period. Each Convertible Promissory Note is convertible at the election of Falco into shares of our common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of our common stock on the OTC Bulletin Board on October 21, 2010). The Convertible Promissory Notes, principal amounts and quarterly periods are listed below:

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

Effective on April 20, 2011, our Board of Directors authorized the settlement of debt in the amount of $132,382.20 (the “Debt”) due and owing to Falco. See “Part II. Item 2. Changes in Securities and Use of Proceeds.”

Moreover, as of the date of this Quarterly Report, certain of the Convertible Promissory Notes aggregating $191,931 have been cancelled and the parties have agreed to re-issue those Convertible Promissory Notes at a later date.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

The matters involving internal disclosure controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to form an audit committee, which we expect to be partially, if not fully, implemented by December 31, 2011.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective on April 20, 2011, our Board of Directors authorized the settlement of debt in the amount of $132,382.20 (the “Debt”) due and owing to Falco Investments Inc. (“Falco Investments”). The Debt consisted of funds advanced and loaned by Falco Investments to us during the first quarter of 2009 through the third quarter of 2010 in order to assist us with various costs associated with ongoing business operations. The Debt was was evidenced by those certain convertible promissory notes dated October 21, 2010 in the principal amount of $64,607.37 and $67,774.83 (collectively, the “Convertible Notes”), which Loan and Convertible Notes have been evidenced on our reviewed and/or audited financial statements. The terms and provisions of the Convertible Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period, and be convertible at the election of Falco Investments into shares of our common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of our common stock on the OTC Bulletin Board on October 21, 2010).

On Aril 20, 2011, Falco Investments tendered to us a notice of conversion (the “Notice of Conversion”), pursuant to which Falco Investments elected to convert the principal amount of the Convertible Notes ($64,607.37 and $67,774.83 for a total of $132,382.20) into 13,238,220 shares of restricted common stock. The Board of Directors acknowledged the Convertible Notes and accepted the Notice of Conversion and authorized the issuance of the 13,238,220 shares of restricted common stock to Falco Investments.

On April 20, 2011, the Board of Directors authorized the issuance of the shares of common stock pursuant to the conversion to Falco Investments.  On May 10, 2011, Falco Investments rescinded its Notice of Conversion.

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On September 10, 2009, we received the CTO from the BCSC, which is limited to the Province of British Columbia, for not filing certain reports, including a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), respecting certain disclosures. As a consequence of the CTO, we have engaged legal counsel in connection with this matter in order to determine the exact manner in which we will be able to satisfy the requirements of disclosure rules and regulations as required by the parameters as set forth for foreign issuers under BCSC rules and regulations, including Canadian National Instrument 71-102.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our  directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 88,838,219 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:

Stewart Jackson 711 S. Carson Street Suite 4 Carson City, Nevada 89701	(1	) -0-	0%

Glen Soler 711 S. Carson Street Suite 4 Carson City, Nevada 89701	-0-		0%

All executive officers and directors as a group (2 persons)	-0-		0%

5% or Greater Beneficial Owners:

Falco Investments Inc.. 133 Esplanade East Suite 501 North Vancouver, British Columbia Canada V7L 1A1	16,983,000	(2)	19.1%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 88,838,219 shares issued and outstanding.

(2)
Of the 16,983,000 shares, an aggregate of 13,888,000 shares are held of record by Falco and an aggregate 3,095,000 shares are held of record by Highcroft Investments LLC (“Highcroft”).  Leslie Rutledge is the sole officer, director and shareholder of both Falco and Highcroft having sole dispositive and voting power over the shares held of record.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on April 14, 2011, our Board of Directors accepted the consent of Jerry Drew as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors consists of Jerry Drew, Glen Soler and Dr. Stewart Jackson.

Biography

Jerry Drew.  During the past thirty years, Mr. Drew has been involved in business development and marketing. Currently, Mr. Drew owns and operates Jerold S. Drew Painting where he is solely responsible for the purchase of job materials, estimation of projects, supervisions of projects and completion. He also owns and operates Spencer Vineyards in Redwood Valley, California, which grows high quality Petite Syrah and Pinot Noir grapes. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company, which distribute lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. During the 1980s, Mr. Drew also developed a marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting which has remained in profitable business for the past thirty years.

Mr. Drew earned his degree from California State University, Sacramento, in Business Management. For approximately twenty years, Mr. Drew was also the high school head cross country and track coach at Ukiah Unified School District until 2004 where his athletes were league, section, state and national champions.

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
__________________
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

	Signature	Title	Date
By:	/s/ DR. STEWART A. JACKSON	Chief Executive Officer,	Date: May 23, 2011

	/s/ Dr. Stewart A. Jackson	President, Secretary and Director (Principal Executive Officer)	May 23, 2011