Form 10-Q
period 2011-06-30
Denarii Resources Inc.
filed 2011-09-06
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 30, 2011
Common Stock, $0.001	76,399,999

DENARII RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DENARII RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current assets
Cash	$179	$-
Prepaid stock compensation	12,666	-
Total current assets	$12,845	$-

LIABILITIES

Current Liabilities
Accounts payable	$84,750	$83,802
Accounts payable - related parties	376,476	248,080
Accrued Interest - Related Party	3,971	-
Convertible promissory notes - related party (Note 6)	132,382	132,382
Convertible debt - related parties (Note 9)	89,596	6,000
Convertible debt	20,000	-
Total current liabilities	707,175	470,264

Mineral prospect obligation (Note 6)	127,926	-
Convertible debt - long term portion	30,000

Total liabilities	865,101	470,264

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value 75,899,999 and 61,900,000 issued and outstanding at June 30, 2011 and December 31, 2010 respectively	75,900	61,900
Common stock payable	2,517	8,034
Additional paid-in capital	689,115	543,915
Deficit accumulated during exploration	(1,619,788)	(1,084,113)
Total stockholders' deficit	(852,256)	(470,264)

Total liabilities and stockholders' deficit	$12,845	$-

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From inception (March 23, 2006) through
	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral property acquisition costs	-	-	60,250	-	70,250
Impairment of prepaid royalties	-	-	124,200	-	124,795
Professional fees	78,954	116,064	206,123	185,119	940,571
Office - general expenses	273	6,756	4,335	9,315	29,221
General expenses - related party	104,466	52,467	133,070	98,125	407,539
Total Operating Expenses	183,693	175,287	527,978	292,559	1,572,376

NET LOSS FROM OPERATIONS	(183,693)	(175,287)	(527,978)	(292,559)	(1,572,376)
OTHER EXPENSE
Interest Expense	7,697	-	7,697	-	(7,697)
Financing cost - related party	-	-	-	-	(39,715)
TOTAL OTHER EXPENSE	7,697	-	7,697	-	(47,412)

NET LOSS BEFORE INCOME TAXES	(191,390)	(175,287)	(535,675)	(292,559)	(1,619,788)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(191,390)	$(175,287)	$(535,675)	$(292,559)	$(1,619,788)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	75,771,428	61,900,000	70,438,673	61,684,530

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			From inception (March 23, 2006) through
	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(535,675)	$(292,559)	$(1,619,788)
Adjustments to reconcile net loss from operations:
Shares issued for services	121,433	140,000	565,767
Impairment of mineral property acquisition costs	60,250	-	70,250
Impairment of prepaid royalties	124,200	-	124,200
Beneficial Conversion Feature	-	-	39,715
Convertible debt issued for services	83,596	-	83,596
Expenses paid by related parties on behalf of the Company	128,396	169,395	579,858
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(12,666)	(23,335)	(12,666)
Increase in accrued interest	3,726	-	3,726
Increase in accrued interest to a related party	3,971	-	3,971
Increase (decrease) in accounts payable and accrued expense	(4,052)	6,499	79,750
Net cash used in operating activities	(26,821)	-	(81,621)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Payments on convertible debt - related parties	-	-	-
Proceeds from subscriptions payable	27,000	-	27,000
Proceeds from issuance of stock	-	-	64,800
Net cash provided by financing activities	27,000	-	91,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	179	-	179

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$179	$-	$179

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Royalty obligation incurred on impaired option	$124,200	$-	$124,200
Convertible debt issued for mineral property	$50,000	$-	$50,000
Accounts payable for mineral property	$5,000	$-	$5,000
Shares payable for mineral property	$5,250	$-	$5,250
Shares issued for services	$121,433	$140,000	$565,767

The accompanying notes are an integral part of these financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

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

On July 29, 2010 Dennis Lorrig and Robert Malasek resigned as officers and directors.

On July 29, 2011 Mr. David Figueiredo was appointed as an officer and director.

On August 9, 2011 Dr. Stewart Jackson resigned from his position as officer and director.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,619,788 for the period from March 23, 2006 (inception) to June 30, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the three months ended September 30, 2010.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

NOTE 4 - RECLASSIFICATIONS

The Company reclassified $21,000 and $42,000 from Management and administration fees - related party, $7,500 and $15,000 from Rent - related party, and $14,698 and $27,645 from Travel - related party to General expenses - related party for the three and six months ended June 30, 2010, respectively to conform to the current presentation. The reclassifications had no effect on the Company’s financial condition, results of operation, or cash flows.

NOTE 5 – RESTATEMENT

Upon review of the joint venture contract dated December 9, 2010 between the Company and Guyanex Minerals Corp, management has decided that the contract was recorded incorrectly during the period March 31, 2011 by prior management. The contract has expired as the execution date of May 30, 2011 has come and gone with no action. Furthermore, at no time before May 30, 2011 was the future sacrifice of $5,000,000 associated with this contract probable. Therefore, it is current management’s intent to remove this liability and associated adjustments and file restated financials as of March 31, 2011 and for the three month period ended March 31, 2011 and the period from inception (March 31, 2006) through March 31, 2011. Accordingly, the financial statements issued for the first quarter ended March 31, 2011 can no longer be relied upon.

In accordance with the agreement described above, the Company recorded a $5,000,000 asset which was fully impaired and expensed as part of "Impairment of mineral property acquisition costs". As part of this same transaction, the Company also recorded and presented an "Agreement payable" of $5,000,000 on the balance sheet as of March 31, 2011. The net result of this transaction as presented for the three months ended March 31, 2011 was a liability of $5,000,000 and impairment expense in the same amount.

The financial statements presented as of June 30, 2011 and for the six and three months ended June 30, 2011 and the period from inception (March 31, 2006) through June 30, 2011 properly been adjusted to exclude this transaction.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 6 – CONVERTIBLE DEBT

Mineral Prospect Obligation

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

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $3,726 and $0 as of June 30, 2011 and December 31, 2010 respectively.

Convertible Promissory Notes – Related Party

Effective on October 21, 2010 the company entered into a series of convertible promissory notes in various principal amounts with Falco Investments Inc. (the “Creditor”). The aggregate amount represented in principal loaned to the Corporation from the Creditor is $132,382.

In accordance with the terms and provisions of the Convertible Promissory Notes, the Convertible Promissory Notes are unsecured, shall bear interest at the rate of 12% compounded annually on the principal amount commencing on the date of the respective quarterly period. Each Convertible Promissory Note is convertible at the election of the Creditor into shares of the

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 6 – CONVERTIBLE DEBT – (CONTINUED)

Corporation’s common stock at the rate of $0.01 per share (which conversion price is a 20% discount from the trading price of the Company’s common stock on the OTC Bulletin Board on October 21, 2010).

The Company has recognized $39,715 in beneficial conversion feature costs in connection with this convertible note. If the total $132,382 is converted the share capital issued will increase by   13,238,200 common shares.

Falco Investments Inc. has agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the quarter ended June 30, 2011. Accrued interest was $3,971 and $0 as of June 30, 2011 and December 31, 2010 respectively. Please refer to footnote 8 & 10 for further debts and obligations to Falco.

NOTE 7 – STOCKHOLDERS' DEFICIT

Authorized

On April 25, 2011, the Company increased its authorized capital structure from one hundred million shares (100,000,000) of common stock to five hundred million shares (500,000,000) of common stock.

On February 23, 2011, the Company issued 1,700,000 shares for the conversion of accounts payable valued at $25,000. The cost per share was $0.0147. These shares were previously recorded as Common stock payables.

On February 23, 2011, the Company issued 2,000,000 shares for the conversion of advances from a related party valued at $40,000. The cost per share was $0.02. These shares were previously recorded as Common stock payables.

On March 16, 2011, the company issued 4,333,333 shares for services valued at $94,334. The cost per share was $0.021772. These shares were previously recorded as Common stock payables.

On March 16, 2011, the company issued 1,888,889 shares for services valued at $113,333. The cost per share was $0.02.

On March 31, 2011, the company has authorized 250,000 shares issuable in accordance with the terms of the option agreement relating to the Bateman Proposal valued at $5,250. The cost per share is $0.021. Physical certificates have not been issued.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 7 – STOCKHOLDERS' DEFICIT- (CONTINUED)

On May 05, 2011, the company has authorized 1,000,000 shares issuable in a private placement to Rita McPeck for cash in the amount of $15,000. The cost per share is $0.015. Physical certificates have not been issued.

On May 09, 2011, the company issued 300,000 shares for services valued at $4,500. The cost per share was $0.015.

On June 23, 2011, the company has authorized 466,666 shares issuable in a private placement to Alison Barrett and Benjamin Woita for cash in the amount of $7,000. The cost per share is $0.015. Physical certificates have not been issued.

On June 27, 2011, the company has authorized 300,000 shares issuable pursuant to a consulting agreement with Glen Soler, a related party for consulting services. The cost per share is $0.012.

On June 30, 2011, the company has authorized 500,000 shares issuable in a private placement to Foxton Holdings for cash in the amount of $5,000. The cost per share is $0.010.

Stock Warrants

The following is a summary of warrants balance as of December 31, 2010 and activity during the six months period ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	-	-

Warrants granted and assumed	1,966,666	0.04
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, June 30, 2011	1,966,666	0.04

All warrants outstanding as of June 30, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

All warrants have been issued as a cost of issue as part of a unit that included a warrant and a share. These value of these warrants issued have no effect on the financial statements.

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 7 – STOCKHOLDERS' DEFICIT- (CONTINUED)

500,000,000 common shares with a par value of $0.001. As of June 30, 2010 there was a total of 75,899,999 shares issued and outstanding and 2,516,666 shares authorized for issuance but not yet issued and outstanding (common stock payable).

NOTE 8 – PAYABLE TO RELATED PARTY

During the six months ended June 30, 2011, the officers of the Company advanced an additional $79,396 to pay for operating expenses. As of June 30, 2011, the total amount of Accounts payable to a related party ("related party advances") totaled $322,476. The advances are unsecured, non-interest bearing and due on demand. Accordingly, they have been classified as current liabilities as of June 30, 2011 and no interest has been imputed.

Falco believes that the Company is obligated to reissue $271,331 of this amount as notes convertible at about 80% of the fair value of the stock, but the Company has not yet done so. If fully converted, approximately 27,133,109 new shares would be issued. Please refer to footnote 10 for further debts and obligations to Falco.

NOTE 9 – CONSULTING AGREEMENT – RELATED PARTY

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. As of June 30, 2011 the future obligation based on the contract to Mr. Jackson has been recognized and accrued at its present value using a 12% discount rate over fifty-one months. This resulted in a $79,596 increase in consulting fees for the three and nine months ended June 30, 2011 and a convertible debt in the same amount as of June 30, 2011.

In addition to the $79,596 above, another $10,000 is accrued for past services at June 30, 2011, for a total convertible debt of $89,596. If converted, approximately 7,466,334 new shares would be issued.

In the year ended December 31, 2010 the company entered into a one-year consulting agreement dated October 1, 2010 with David Figueiredo (“Figueiredo”), and Steve Claus ("Claus") pursuant to which Figueiredo and Claus, as members of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Figueiredo and Claus shall be entitled to monthly

DENARII RESOURCES INC.
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 9 – CONSULTING AGREEMENT – RELATED PARTY – (CONTINUED)

compensation of $4,000 and $2,000, respectively representing aggregate compensation of $72,000. The current debt of $54,000 is unsecured, non-interest bearing and due on demand.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $407,684 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $271,331 as accounts payable related party and $3,971 as accrued interest. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. No additional liabilities were recorded for the period ending June 30, 2011 as new management does not believe that it is probable that the Company will pay these debts.

NOTE 11 – SUBSEQUENT EVENTS

On July 19, 2011 the Company issued payment of $4,000 and incurred an additional $1,000 payable to purchase a mineral property option on the "Bateman Property" which relates to the agreement entered into on February 8, 2011.

On August 9, 2011, Stewart Jackson resigned from his position as an officer and director of the Company and submitted a report stating that the Company owed him an additional amount of $24,662 in management fees and amounts previously advanced to the Company to cover general operating costs.

On June 30, 2011 the board extended an offer to David Figueiredo and Steve Claus which would allow them to convert any debt accrued in relation to the consulting fees described in Note 9 into shares of common stock priced at the ten-day average each month.

The Company has evaluated subsequent events through the filing of these financial statements and has disclosed any such events that are material to the financial statements.

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

RECENT CORPORATE DEVELOPMENTS

Amendment to Articles of Incorporation

On April 25, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of our common stock approved an increase in our authorized capital to five hundred million (500,000,000) shares of common stock, par value $0.001 (the “Increase in Authorized Capital”). Therefore, on May 23, 2011, 2011, we filed an amendment to our articles of incorporation with the Nevada Secretary of State regarding the Increase in Authorized Capital (the “Amendment”).

The Board of Directors considered certain factors regarding the Increase in Authorized Capital including, among others, the following: (i) establishing a proper market value for the Company and its shares and increasing the potential marketability of its common stock; and (ii) increasing the opportunities for the Company to engage in successful financing arrangements with a proper market cap.

The amendment will not affect the number of our issued and outstanding common shares.

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

In accordance with the extension of the Letter Agreement, we and GMC have agreed to a payment date of May 31, 2011 for the Option Purchase Price. As of the date of this Quarterly Report, we have not made the required payment. Moreover, it has been determined that at no time prior to May 31, 2011 was the future sacrifice of $5,000,000 associated with the Letter Agreement probable and, therefore, it is management’s intent to remove this liability from its financial statements and make corresponding adjustments. Therefore, out Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 will be restated.

Bateman Property Option

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

On July 19, 2011, we paid $4,000 and incurred an additional $1,000 payable to purchase the Option. The prepaid royalty of $124,200 has been analyzed for impairment and fully impaired on the financials.

RESULTS OF OPERATIONS

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010

Our net loss for the six month period ended June 30, 2011 was ($535,675) compared to a net loss of ($292,559) during the six month period ended June 30, 2010, an increase of $243,116. During the six month periods ended June 30, 2011 and 2010, we did not generate any revenue.

During the six month period ended June 30, 2011, we incurred operating expenses of $527,978 compared to $292,559 incurred during the six month period ended June 30, 2010. The increase in operating expenses was primarily attributable to an increase in the following items: (i) impairment of mineral property acquisition $60,250 (2010 $-0-) (ii) professional fees of $206,123 (2010: $185,119); (iii) impairment of prepaid royalties of $124,200 (2010: $-0-); and (iv) general expenses – related party of $133,070 (2010: $98,125).

Operating expenses incurred during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 increased primarily due to impairment of mineral property acquisition costs and impairment of prepaid royalties relating to an increase in the scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six month period ended June 30, 2011 was ($535,675) or ($0.01) per share compared to a net loss of ($292,559) or $0.00 per share during the six month period ended June 30, 2010. The weighted average number of shares outstanding was 70,438,673 for the six month period ended June 30, 2011 compared to 61,684,530 for the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010

Our net loss for the three month period ended June 30, 2011 was ($191,390) compared to a net loss of ($175,287) during the three month period ended June 30, 2010, an increase of $16,103. During the three month periods ended June 30, 2011 and 2010, we did not generate any revenue.

During the three month period ended June 30, 2011, we incurred operating expenses of $183,693 compared to $175,287 incurred during the three month period ended June 30, 2010. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $78,954 (2010 $116,064) (ii) general expenses – related party of $104,466 (2010: $52,467); and (iii) office – general expenses of $273 (2010: $6,756)

Operating expenses incurred during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 decreased primarily due to the decrease in professional fees.

Our net loss during the three month period ended June 30, 2011 was ($191,390) or $0.00 per share compared to a net loss of ($175,287) or $0.00 per share during the three month period ended June 30, 2010. The weighted average number of shares outstanding was 75,771,428 for the three month period ended June 30, 2011 compared to 61,900,000 for the three month period ended June 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $12,845 and our current liabilities were $707,175, which resulted in a working capital deficit of $694,330. As of June 30, 2011, current assets were comprised of $179 in cash and $12,666 in prepaid stock compensation. As of June 30, 2011, our current liabilities consisted of: (i) $84,750 in accounts payable; (ii) $376,476 in accounts payable – related parties; (iii) $132,382 in convertible promissory notes – related party; (iv) $89,596 in convertible debt – related parties; (v) convertible debt of $20,000; and (vi) accrued interest – related party of $3,971.

As of June 30, 2011, our total assets were $12,845 comprised of current assets. Our total assets for fiscal year ended December 31, 2010 were $-0-.

As of June 30, 2011, our total liabilities were $865,101 comprised of: (i) current liabilities of $707,175; (ii) mineral prospect obligation of $127,926; and (iii) convertible debt – long term portion of $30,000

Stockholders’ deficit increased from ($470,264) as of December 31, 2010 to ($852,256) as of June 30, 2011 primarily due to the deficit accumulated during exploration. .

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities was $26,821 compared to $-0- used during the six month period ended June 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of ($535,675) (2010: $22,559), which was adjusted by: (i) $60,250 (2010: $-0-) in impairment of mineral property acquisition costs; (ii) $121,433 (2010: $140,000) in shares issued for services; and (iii) $124,200 (2010: $-0-) in impairment of prepaid royalties. Net cash flows from operating activities was further changed by an increase in: (i) convertible debt for consulting of $83,596 (2010: $-0-); (ii) prepaid expenses of $12,666 (2010: $23,335); (iii) advances from related parties of $128,396 (2010: $169,395); (iv) accrued interest of $3,726 (2010: $-0-); and (v) accrued interest to related party of $3,971 (2010: $-0-). Net cash flows from operating activities was further changed by a decease in accounts payable and accrued expenses of $4,052 (2010: $6,499).

Cash Flows from Investing Activities

For the six month periods ended June 30, 2011 and June 30, 2010, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the six month period ended June 30, 2011, net cash flows provided by financing activities was $27,000 consisting of $27,000 in proceeds from subscriptions payable. For the six month period ended June 30, 2010, net cash flows provided by financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes

From approximately the first quarter of 2009 through the third quarter of 2010, Falco Petroleum Inc. (“Falco”) agreed to advance to us by way of certain loans the aggregate amount of $324,313.49 (collectively, the “Loan”). The Loan was evidenced by those certain respective convertible promissory notes dated October 21, 2010 in the principal amounts as set forth below:

Date of Quarterly Period	Principal Amount
June 30, 2009	$64,607.37
September 30, 2009	67,774.88
December 31, 2009	38,635.21
March 31, 2010	60,186.33
June 30, 2010	38,708.53
September 30, 2010	54,401.22.

Subsequently, the Board of Directors determined that there were insufficient shares in its authorized capital to issue in the event that Falco should decide to convert all of the Convertible Notes and, therefore, we agreed with Falco to rescind certain of the Convertible Notes and to re-enter into new convertible notes subsequent to us filing an amendment to our articles of incorporation increasing the authorized capital structure as follows: (i) promissory note dated December 31, 2009 in the principal amount of $38,635.21l (ii) promissory note dated March 31, 2010 in the principal amount of $60,186.33; (iii) promissory note dated June 30, 2010 in the principal amount of $38,708.53; and (iv) promissory note dated September 30, 2010 in the principal amount of $54,401.22 (collectively, the “Rescinded Convertible Notes”).

Therefore, the two remaining convertible notes were: (i) promissory note dated June 30, 2009 in the principal amount of $64,607.37; and (ii) promissory note dated September 30, 2009 in the principal amount of $67,774.88, thus aggregating $132.382.25.  We further agreed with Falco that no interest shall bear or accrue on the two remaining convertible notes until January 1, 2011 and that commencing January 1, 2011, the two remaining convertible notes shall bear interest at the rate of 12% per annum.

Subsequently, the Board of Directors authorized the issuance of new convertible notes for the Rescinded Convertible Notes in addition to two further notes: (i) December 31, 2010 in the amount of $33,642.82; and (ii) March 31, 2011 in the amount of $45,756.98. However, new management has determined that the new convertible notes should not be issued. Therefore, as of June 30, 2011, the financial statements reflect an aggregate of $132,382.25 in convertible debt due and owing to Falco, $3,971 in accrued interest on the convertible debt owed to Falco, and $271,331.09 in accounts payable – related party to Falco.

Payable to Related Party

During the six month period ended June 30, 2011, our officers advanced $79,396 to pay for operating expenses. As of June 30, 2011, the total amount of accounts payable to a related party total $376,476. The advances are unsecured, non-interest bearing and due on demand.

Consulting Agreement

Dr. Stewart Jackson. On October 1, 2010, we had entered into a five year consultant agreement with Dr. Stewart Jackson, our prior President/Chief Executive Officer and member of the Board of Directors (the “Jackson Consultant Agreement”). In accordance with the terms and provisions of the Jackson Consultant Agreement, Dr. Jackson agreed to provide certain consulting services to us regarding contact with precious metal assets for acquisition in North America and we agreed to pay Dr. Jackson monthly compensation of $2,000. As of the date of this Quarterly Report, the amount due and owing to Dr. Jackson under the Jackson Consultant Agreement is $120,000, which may be converted into common stock at a per share price based on the ten-day average of each month. Therefore, this resulted in a $79,596 increase in consulting fees for the three and six months ended June 30, 2011 and a convertible debt in the same amount as of June 30, 2011.  In addition to the $79,596, a further $10,000 is accrued for past services at June 309, 2011 for a total convertible debt of $89,596. In converted, approximately 7,466,334 shares of common stock would be issued

On August 9, 2011, Dr. Jackson resigned from his position as a member of the Board of Directors and the President/Chief Executive Officer stating that an additional $24,662 in management fees and amounts previously advanced by him to us to cover general operating  costs is due and owing.

David Figueiredo.  On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”).  In accordance with the terms and provisions of the Figueiredo Consultant Agreement, Mr. Figueiredo agreed to provide certain consulting services to us including, but not limited to, contact with precious metal assets for acquisition in North America, and we agreed to pay monthly compensation of $4,000. Therefore, as of the date of this Quarterly Report, we owe to Mr. Figueiredo an aggregate $36,000.  The amount due and owing to Mr. Figueiredo under the Figueiredo Consultant Agreement may be converted into common stock at a per share price based on the ten-day average of each month.

Steve Claus.  On October 1, 2010, we entered into a one-year consulting agreement with Steve Claus (the “Claus Consultant Agreement”).  In accordance with the terms and provisions of the Claus Consultant Agreement, Mr. Claus agreed to provide certain consulting services to us including, but not limited to, contact with precious metal assets for acquisition in North America, and we agreed to pay monthly compensation of $2,000. Therefore, as of the date of this Quarterly Report, we owe to Mr. Claus an aggregate $18,000. The amount due and owing to Mr. Claus under the Claus Consultant Agreement may be converted into common stock at a per share price based on the ten-day average of each month.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

AUDIT COMMITTEE

Our Board of Directors has established an audit committee. Effective August 12, 2011, Glen Soler and Jerry Drew have been appointed as members of the Audit Committee.  Both are independent members of the Audit Committee. The audit committee's primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities is: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 11, 2011, we received a notice of civil claim (the “Civil Claim”) filed in the Supreme Court of British Columbia, case no. S-115321, between Falco Investments Inc., as Plaintiff, vs. Denarii Resources Inc., as defendant. The Civil Claim alleges that Falco Investments Inc. (“Falco”) entered into a consultant agreement with us on April 1, 2009 confirmed in writing on October 1, 2010 (the “Agreement”). The Civil Claim further alleges that for services rendered pursuant to the Agreement, we would pay Falco the sum of $7,000 monthly and reimburse all expenses incurred by Falco in carrying out the duties under the Agreement. The Civil Claim further alleges that collateral to the Agreement, we agreed with Falco that amounts owed to Falco under the Agreement would bear interest at the date of 12% per annum and such aggregate amounts due and owing would be convertible into shares of our common stock at the rate of $0.01 per share. As of the date of this Quarterly Report, we have not filed our response to the Civil Claim. We intend to aggressively pursue any and all available defenses.

Other than the Civil Claim, we are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED FOR SERVICES RENDERED

On March 16, 2011, we issued an aggregate of 4,333,333 shares of our restricted common stock valued at $94,334 at a per share price of $0.02 for services rendered. On March 16, 2011, we issued an aggregate 1,888,889 shares of our restricted common stock valued at $113,333 at a per share price of $0.02 for services rendered. On May 9, 2011, we issued an aggregate 300,000 shares of our restricted common stock valued at $4,500 at a per share price of $0.015 for services rendered.

SHARES ISSUED FOR CONVERSION

On February 23, 2011, we issued an aggregate of 1,700,000 shares of our restricted common stock for conversion of accounts payable valued at $25,000. The conversion price per share was $0.0147. On February 23, 2011, we issued an aggregate of 2,000,000 shares of our restricted common stock for conversion of advances from a related party valued at $40,000. The conversion price per share was $0.02.

BATEMAN PROPERTY

On March 31, 2011, we authorized the issuance of 250,000 shares of restricted common stock in accordance with the terms and provisions of the Bateman Option valued at $5,250 at a per share price of $0.021. As of the date of this Quarterly Report, a physical certificate evidencing the issuance of the 250,000 shares of common stock has not been issued.

PRIVATE PLACEMENT

On May 5, 2011, we authorized the issuance of 1,000,000 shares of our restricted common stock pursuant to a private placement for consideration of $15,000. The per share price was $0.015. As of the date of this Quarterly Report, a physical certificate evidencing the shares of common stock has not been issued.

BENEFICIAL OWNERSHIP CHART

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our  directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 76,399,999 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Glen Soler 711 S. Carson Street, Suite 4 Carson City, Nevada 89701	-0-	0%
David Figueiredo 711 S. Carson Street, Suite 4 Carson City, Nevada 89701	666,666	Nil
Paul Murphy 711 S. Carson Street, Suite 4 Carson City, Nevada 89701	4,000,000	5.2%
Tricia Oakley 711 S. Carson Street, Suite 4 Carson City, Nevada 89701	-0-	0%
All executive officers and directors as a group (4 persons)	4,666,666	~~5.2~~ %

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 76,399,999 shares issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on July 9, 2011, our Board of Directors accepted the consent of J. Paul Murphy as a member of our Board of Directors.

Effective July 29, 2011, our Board of Directors accepted the resignation of Dr. Stewart Jackson as our President/Chief Executive Officer and a member of the Board of Directors. Dr. Jackson will remain an integral part of the management team engaged as a consultant to assist in bringing our properties into production.

Effective July 29, 2011, our Board of Directors accepted the consent of David Figueiredo as a member of our Board of Directors and as our President/Chief Executive Officer.

Effective August 2, 2011, our Board of Directors accepted the consent of Tricia Oakley as our Secretary.

Effective on April 14, 2011, our Board of Directors accepted the consent of Jerry Drew as a member of our Board of Directors.

Therefore, as of the date of this Quarterly Report, the Board of Directors consists of Jerry Drew, Glen Soler, Paul Murphy and David Figueiredo.

Biography

J. Paul Murphy.  During the past fifty years, Mr. Murphy has been involved in the investment business working for a variety of companies, such as Barkley & Crawford (Toronto, Ontario) and Gardner Watson as a co-manager of the underwriting department. Mr. Murphy was also employed at Brawley Cathers, Watt-Carmichael and Brant Securities as an account executive. In 1992, Mr. Murphy and partners developed Skymore Resources Inc., which eventually evolved into Aurico Gold Incorporation. Mr. Murphy is currently a consultant resourcing and/or developing properties.

David Figueiredo.  During the past thirty years, Mr. Figueiredo has been involved with a chain of video stores in Northern California, which he started as a sole proprietor in 1983 and remains in operation today. Mr. Figueiredo also has been involved in the acquisition of distressed properties and the development of small shopping centers. He was part of the original team of investors in one of the first legal casinos in Mexico City, Los Palmas, which was opened in 2006 and remains in successful operations today. Mr. Figueiredo graduated from Humboldt State University with a degree in physical education in 1981and was part of the Humboldt State University’s legendary long distance running program. Subsequently, Mr. Figueiredo coached long distance runners for over twenty-five years at the high school level and in 1999 won the Division II California State Championship.

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

Tricia Oakley.  During the past thirty years, Ms. Oakley has been employed as a legal secretary. Her experience ranges from corporate/environmental issues to estate planning, trusts and probate. Since 1997, Ms. Oakley has operated her own business providing secretarial services to attorneys practicing in a wide variety of law fields. Ms. Oakley currently assists attorneys who are practicing corporate, pro bono non-profit, family law and trusts. Ms. Oakley attended Empire College, School of Business, and obtained her Legal Secretarial Sciences degree in 1979.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
(1)  Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 23, 2006.

(2)  Filed as an exhibit to the Current Report filed on November 7, 2010 with the Securities and Exchange Commission.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2011	By:	/s/ DAVID FIGUEIREDO
DAVID FIGUEIREDO,
Chief Executive Officer/President

Date: September 2, 2011	By:	/s/ DAVID FIGUEIREDO
DAVID FIGUEIREDO,
Chief Financial Officer