Form 10-Q
period 2011-09-30
DOUBLE CROWN RESOURCES INC.
filed 2011-11-15
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Double Crown Resources Inc.
(Name of small business issuer in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 H Street, Arcata, California 95521 (Address of principal executive offices)

(707) 964-2651 (Issuer’s telephone number)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2011
Common Stock, $0.001	122,049,999

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)
	September 30	December 31
	2011	2010

ASSETS

Current assets
Cash	$21,643	$-
Prepaid stock compensation	832	-
Total current assets	$22,476	$-

LIABILITIES

Current Liabilities
Accounts payable	$84,750	$83,802
Accounts payable - related parties	401,476	248,080
Accrued Interest - Related Party	8,062	-
Convertible promissory notes - related party (Note 6)	132,382	132,382
Convertible debt - related parties (Note 9)	89,596	6,000
Convertible debt	20,000	-
Total current liabilities	736,266	470,264

Mineral prospect obligation (Note 6)	131,652	-
Convertible debt - long term portion	30,000

Total liabilities	897,918	470,264

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value 122,049,999 and 61,900,000 issued and outstanding at September 30, 2011 and December 31, 2010 respectively	122,050	61,900
Common stock payable	3,900	8,034
Additional paid-in capital	985,982	543,915
Deficit accumulated during exploration	(1,987,375)	(1,084,113)
Total stockholders' deficit	(875,442)	(470,264)

Total liabilities and stockholders' deficit	$22,476	$-

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
					From inception (March 23, 2006) through September 30, 2011
	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral property acquisition costs	-	-	60,250	-	70,250
Impairment of prepaid royalties	-	595	124,200	595	124,795
Professional fees	47,525	77,141	222,147	262,261	956,595
Office - general expenses	53,200	3,897	57,535	13,456	82,421
General expenses - related party	259,045	31,558	423,616	129,439	698,085
Total Operating Expenses	359,770	113,191	887,748	405,751	1,932,146

NET LOSS FROM OPERATIONS	(359,770)	(113,191)	(887,748)	(405,751)	(1,932,146)
OTHER EXPENSE
Interest Expense	7,817	-	15,514	-	15,514
Financing cost - related party	-	-	-	-	39,715
TOTAL OTHER EXPENSE	7,817	-	15,514	-	55,229

NET LOSS BEFORE INCOME TAXES	(367,587)	(113,191)	(903,262)	(405,751)	(1,987,375)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(367,587)	$(113,191)	$(903,262)	$(405,751)	$(1,987,375)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	86,141,847	61,900,000	75,730,585	61,757,143

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended		From inception (March 23, 2006) through
	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES
Net loss	$(903,262)	$(405,751)	$(1,987,375)
Adjustments to reconcile net loss from operations:
Shares issued for services	392,833	140,000	837,167
Impairment of mineral property acquisition costs	60,250	-	60,250
Impairment of prepaid royalties	124,200	-	134,200
Beneficial Conversion Feature	-	-	39,715
Change in operating assets and liabilities:
Increase (decrease) in convertible debt for consulting	83,596	-	83,596
decrease (increase) in prepaid expenses	(832)	-	(832)
Increase (decrease) in A/P and accrued expense	(4,052)	-	79,750
Increase in accrued interest	7,452	-	7,452
Increase in accrued interest to a related party	8,062	-	8,062
Increase (decrease) in A/P and accrued expense related party	153,396	265,751	604,858
Net cash used in operating activities	(78,357)	-	(133,157)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from subscriptions payable	45,000	-	45,000
Proceeds from issuance of common stock	55,000	-	119,800
Net cash provided by financing activities	100,000	-	164,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,643	-	21,643

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$21,643	$-	$21,643

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Royalty obligation incurred on impaired option	$124,200	$-	$124,200
Convertible debt issued for mineral property	$50,000	$-	$50,000
Accounts payable for mineral property	$5,000	$-	$5,000
Shares payable for mineral property	$5,250	$-	$5,250
Shares issued for services	$392,833	$140,000	$837,167

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. (Formerly “Denarii Resources, Inc.”) ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form 10-K.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss, this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,987,375 for the period from March 23, 2006 (inception) to September 30, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 4 - RECLASSIFICATIONS

The Company reclassified $21,000 and $42,000 from Management and administration fees - related party, $7,500 and $15,000 from Rent - related party, and $14,698 and $27,645 from Travel - related party; $0 and $31,501 from professional fees to General expenses - related party for the three and six months ended June 30, 2011, respectively to correctly classify the related party figures presented in the current statement of operations. The reclassifications had no effect on the Company’s financial condition, results of operation, or cash flows.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 5 – RESTATEMENT - (CONTINUED)

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

The financial statements presented as of September 30, 2011 and for the six and three months ended September 30, 2011 and the period from inception (March 31, 2006) through September 30, 2011 have been properly adjusted to exclude this transaction.

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company will pay $5,000 and issue 250,000 shares of common stock to the Kwiatowski; (ii) at the end of year one, the Company will pay to Kwiatowski a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatowski; (iii) at the end of year two, the Company will pay to Kwiatowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatowskiwill; (iv) each anniversary thereafter, the Company shall pay to Kwiatowski $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects. If the Kwiatowski’s were to convert the debt of $20,000 and $30,000, this would result in the issuance of 8,333,333 additional shares of common stock.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 6 – CONVERTIBLE DEBT – (CONTINUED)

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $3,726 and $0 as of September 30, 2011 and December 31, 2010 respectively.

Convertible Promissory Notes – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. As of September 30, 2011 the future obligation based on the contract to Mr. Jackson has been recognized and accrued at its present value using a 12% discount rate over fifty-one months. This resulted in a $79,596 increase in consulting fees for the nine months ended September 30, 2011 and a convertible debt in the same amount as of September 30, 2011.

In addition to the $79,596 above, another $10,000 is accrued for past services at June 30, 2011, for a total convertible debt of $89,596. If converted, approximately 7,466,334 new shares would be issued.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE RELATED PARTY

The Company has recorded $407,684 due to Falco Investments, Inc. as of September 30, 2011, of which $132,382 has been reported as convertible debt, $271,331 as accounts payable related party and $8,062 as accrued interest.

Falco Investments Inc. had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the quarters ended June 30, 2011 and September 30, 2011. Accrued interest was $8,062 and $0 as of September 30, 2011 and December 31, 2010 respectively.

Effective on October 21, 2010 the company entered into a series of convertible promissory notes in various principal amounts with Falco Investments Inc. (the “Creditor”). The aggregate amount represented in principal loaned to the Corporation from the Creditor is $132,382.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 7 – CONVERTIBLE PROMISSORY NOTE RELATED PARTY – (CONTINUED)

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

The Company has recognized $39,715 in beneficial conversion feature costs in connection with this convertible note. If the total $132,382 is converted the share capital issued will increase be 13,238,200 common shares.

Falco believes that the Company is obligated to reissue $271,331 of their total debt as notes convertible at about 80% of the fair value of the stock, but the Company has not yet done so. If fully converted, approximately 27,133,109 new shares would be issued.

Please refer to footnote 10 for further debts and obligations to Falco.

NOTE 8 – STOCKHOLDERS' DEFICIT

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 8 – STOCKHOLDERS' DEFICIT- (CONTINUED)

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

On July 24, 2011 the company issued 500,000 shares to Foxton Holdings as authorized in the note dated June 30, 2011 above.

On August 8, 2011 the company issued 250,000 shares in accordance with the terms of the Bateman proposal as authorized in the note dated March 31, 2011 above.

On August 12, 2011 the company issued 2,000,000 shares for debt valued at $50,200. These shares were issued at $0.0251 per share.

On September 13, 2011 the company re-negotiated the issuance of the 1,000,000 shares authorized in the note dated May 05, 2011 above. The share issue price was negotiated down to $0.005 from $0.015. On August 20, 2011 the company issued 3,000,000 shares for this private placement.

On September 13, 2011 the company re negotiated the issuance of the 466,666 shares authorized in the note dated June 23, 2011 above. The share issue price was negotiated down to $0.005 from $0.015. On August 20, 2011 the company issued 1,400,000 shares for this private placement.

On September 19, 2011 the company issued 28,000,000 shares to the board of directors and additional key parties for services rendered in the amount of $221,200. These shares were issued at the share price of $0.0079.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

Stock Warrants

The following is a summary of warrants balance as of December 31, 2010 and activity during the nine month period ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	-	-

Warrants granted and assumed	1,966,666	0.04
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, September 30, 2011	1,966,666	0.04

All warrants outstanding as of September 30, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

All warrants have been issued as a cost of issue as part of a unit that included a warrant and a share. The value of the warrants issued has no effect on the financial statements.

The company has authorized 500,000,000 common shares with a par value of $0.001. As of September 30, 2010 there were a total of 122,049,999 shares issued and outstanding and 3,900,000 shares authorized for issuance but not yet issued and outstanding (common stock payable). If all convertible debts and warrants were exercised, approximately 29,037,844 additional shares would be issued.

NOTE 9 – CONSULTING AGREEMENT – RELATED PARTY

In the year ended December 31, 2010 the company entered into a one-year consulting agreement dated October 1, 2010 with David Figueiredo (“Figueiredo”), and Steve Claus ("Claus") pursuant to which Figueiredo and Claus, as members of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Figueiredo and Claus shall be entitled to monthly compensation of $4,000 and $2,000, respectively representing aggregate compensation of $72,000. The current debt of $54,000 is unsecured, non-interest bearing and due on demand.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $407,684 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $271,331 as accounts payable related party and $3,971 as accrued interest. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. No additional liabilities were recorded for the period ending September 30, 2011 as new management does not believe that it is probable that the Company will pay or convert these debts.

NOTE 11 – SUBSEQUENT EVENTS

On September 23, 2011 the board of directors approved the name change to Double Crown Resources, Inc. to better reflect its current business operations and planed new programs of exploration.

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed any such events that are material to the financial statements.

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

As used in this Quarterly Report, the terms "we," "us," "our," and "our Company" mean Double Crown Resources Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

Double Crown Resources Inc. was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

We are an exploration stage company and we have not realized any revenues to date.  We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration programs.

RECENT CORPORATE DEVELOPMENTS

Amendment to Articles of Incorporation – Name Change

On September 23, 2011, our Board of Directors, pursuant to written consent, authorized and approved the change of our name from “Denarii Resources Inc’ to “Double Crown Resources Inc” (the “Name Change”) to better reflect our current business operations and planned new programs of exploration. Previously, our business operations had been limited to gold and mineral exploration/development of selected properties in North, South and Latin America.  We will continue with this segment of our business plan. We will also pursue new programs of exploration, development and marketing of key mineral, oil, gas and other resources, which are in high demand from today's industrial market. There will also be expansion into the solar energy sector. The Board of Directors anticipates that these new ventures will add significantly to our potential for long term revenue and profit.

Our shareholders of record as of September 23, 2011, pursuant to written consent, approved and authorized the Name Change.

On October 4, 2011, we filed an amendment to its articles of incorporation with the Nevada Secretary of State changing its name from “Denarii Resources Inc.” to “Double Crown Resources Inc.”

Amendment to Articles of Incorporation – Authorized Capital

On April 25, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of our common stock approved an increase in our authorized capital to five hundred million (500,000,000) shares of common stock, par value $0.001 (the “Increase in Authorized Capital”). Therefore, on May 23, 2011, we filed an amendment to our articles of incorporation with the Nevada Secretary of State regarding the Increase in Authorized Capital (the “Amendment”).

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

Guyana Prospect

Effective on February 28, 2011, we entered into that certain extension of a letter agreement to form a joint venture dated December 9, 2010 (the “Letter Agreement”) with Guyanex Minerals Corp. (“GMC”). The Letter Agreement provided for the development of the gold mining concessions owned by Guyanex Minerals Incorporation (“GMI”), which is the owner of a 100% interest in those certain gold mining concessions located in the Republic of Guyana, including three concessions along the Guyani River (collectively, known as the “Prospect”).  In accordance with the terms and provisions of the Letter Agreement: (i) we were to purchase an undivided 50% equity interest in the Prospects by providing a payment of $5,000,000 prior to January 31, 2011 to be held in escrow (the “Option Purchase Price”); (ii) upon payment of the $5,000,000 by us, GMI was going to issue to us 1,000 common shares representing the 50% equity interest in GMI; and (iii) any capital requirements above the Option Purchase Price were to be paid on a 50-50 basis by us and GMC (the “Capital Requirements”).

In accordance with the extension of the Letter Agreement, we and GMC agreed to a payment date of May 31, 2011 for the Option Purchase Price. As of the date of this Quarterly Report, the payment was never made.

As of November 7, 2011, our Board of Directors determined that pursuing the purchase of the interest in GMC and incurring the Capital Requirements associated with the gold mining concessions is not in our best interests or in the nest interests of our shareholders.  Therefore, we and GMC have entered into that certain rescission agreement (the “Rescission Agreement”), pursuant to which we are released from any further obligations or duties thereunder.  Moreover, it was previously determined that at no time prior to May 31, 2011 was the future sacrifice of $5,000,000 associated with the Letter Agreement probable and, therefore, it is our intent to remove this liability from our financial statements and make corresponding adjustments. Therefore, our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 will be restated.

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

RESULTS OF OPERATIONS

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

Our net loss for the nine month period ended September 30, 2011 was ($903,262) compared to a net loss of ($405,751) during the nine month period ended September 30, 2010, an increase of $497,511. During the nine month periods ended September 30, 2011 and 2010, we did not generate any revenue.

During the nine month period ended September 30, 2011, we incurred operating expenses of $887,748 compared to $405,751 incurred during the nine month period ended September 30, 2010. The increase in operating expenses was primarily attributable to an increase in the following items: (i) impairment of mineral property acquisition $60,250 (2010 $-0-) (ii) professional fees of $222,147 (2010: $262,261); (iii) impairment of prepaid royalties of $124,200 (2010: $595); (iv) general expenses – related party of $423,616 (2010: $129,439); and (v) office expenses – related party of $57,535 (2010: $13,456).

Operating expenses incurred during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 increased primarily due to impairment of mineral property acquisition costs and impairment of prepaid royalties and professional fees relating to an increase in the scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss from operations during the nine month period ended September 30, 2011 was ($887,748) compared to a net loss from operations during the nine month period ended September 390, 2010 of ($405,751).

During the nine month period ended September 30, 2011, interest expense of $15,514 (2010: $-0-) was incurred.

Thus, our net loss during the nine month period ended September 30, 2011 was ($903,262) or ($0.01) per share compared to a net loss of ($405,751) or ($0.01) per share during the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 75,730,585 for the nine month period ended September 30, 2011 compared to 61,757,143 for the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

Our net loss for the three month period ended September 30, 2011 was ($367,587) compared to a net loss of ($113,191) during the three month period ended September 30, 2010, an increase of $254,396. During the three month periods ended September 30, 2011 and 2010, we did not generate any revenue.

During the three month period ended September 30, 2011, we incurred operating expenses of $359,770 compared to $113,191 incurred during the three month period ended September 30, 2010. The increase in operating expenses was primarily attributable to the following items: (i) general expenses – related party of $259,045 (2010: $31,558); (ii) office – general expenses of $53,200 (2010: $3,897) and (iii) Professional Fees of $47,525 (2010: $77,141).

Operating expenses incurred during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 increased primarily due to the increase in professional fees relating to an increase in the scope and scale of our business operations.

Our net loss from operations during the three month period ended September 30, 2011 was ($359,770) compared to a net loss from operations during the three month period ended September 30, 2010 of ($113,191).

During the three month period ended September 30, 2011, interest expense of $7,817 (2010: $-0-) was incurred.

Thus, our net loss during the three month period ended September 30, 2011 was ($367,587) or $0.00 per share compared to a net loss of ($113,191) or $0.00 per share during the three month period ended September 30, 2010. The weighted average number of shares outstanding was 86,141,847 for the three month period ended September 30, 2011 compared to 61,900,000 for the three month period ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As of September 30, 2011, our current assets were $22,476 and our current liabilities were $736,266, which resulted in a working capital deficit of $713,790. As of September 30, 2011, current assets were comprised of $21,643 in cash and $832 in prepaid stock compensation. As of September 30, 2011, our current liabilities consisted of: (i) $84,750 in accounts payable; (ii) $401,476 in accounts payable – related parties; (iii) $8,062 in accrued interest – related party; (iv) $132,382 in convertible promissory notes – related party; (v) $89,596 in convertible debt – related parties; and (vi) convertible debt of $20,000.

As of September 30, 2011, our total assets were $22,476 comprised of current assets. Our total assets for fiscal year ended December 31, 2010 were $-0-.

As of September 30, 2011, our total liabilities were $897,918 comprised of: (i) current liabilities of $736,266; (ii) mineral prospect obligation of $131,652; and (iii) convertible debt – long term portion of $30,000

Stockholders’ deficit increased from ($470,264) as of December 31, 2010 to ($875,442) as of September 30, 2011 primarily due to the deficit accumulated during exploration.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $78,357 compared to $-0- used during the nine month period ended September 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of ($903,262) (2010: $405,751), which was adjusted by: (i) $60,250 (2010: $-0-) in impairment of mineral property acquisition costs; (ii) $392,833 (2010: $140,000) in shares issued for services; and (iii) $124,200 (2010: $-0-) in impairment of prepaid royalties. Net cash flows from operating activities was further changed by an increase in: (i) convertible debt for consulting of $83,596 (2010: $-0-); (ii) prepaid expenses of $832 (2010: $-0-); (iii) accrued interest of $7,452 (2010: $-0-); (iv) accrued interest to related party of $8,062 (2010: $-0-); and (v) accounts payable and accrued expense related party of $153,396 (2010: $265,751). Net cash flows from operating activities was further changed by a decease in accounts payable and accrued expenses of $4,052 (2010: $0).

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2011 and June 30, 2010, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the nine month period ended September 30, 2011, net cash flows provided by financing activities was $100,000 consisting of $45,000 in proceeds from subscriptions payable and $55,000 in proceeds from issuances of common stock. For the nine month period ended September 30, 2010, net cash flows provided by financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes

We have recorded $407,684 due to Falco Investments, Inc. (“Falco”) as of September 30, 2011, of which $132,382 has been reported as convertible debt, $271,331 as accounts payable related party and $8,062 as accrued interest.

From approximately the first quarter of 2009 through the third quarter of 2010, Falco agreed to advance to us by way of certain loans the aggregate amount of $324,313.49 (collectively, the “Loan”). The Loan was evidenced by those certain respective convertible promissory notes dated October 21, 2010 in the principal amounts as set forth below:

Date of Quarterly Period	Principal Amount
June 30, 2009	$64,607.37
September 30, 2009	67,774.88
December 31, 2009	38,635.21
March 31, 2010	60,186.33
June 30, 2010	38,708.53
September 30, 2010	54,401.22

Subsequently, the Board of Directors determined that there were insufficient shares in the authorized capital to issue in the event that Falco should decide to convert all of the Convertible Notes and, therefore, we agreed with Falco to rescind certain of the Convertible Notes and to re-enter into new convertible notes subsequent to us filing an amendment to our articles of incorporation increasing the authorized capital structure as follows: (i) promissory note dated December 31, 2009 in the principal amount of $38,635.21; (ii) promissory note dated March 31, 2010 in the principal amount of $60,186.33; (iii) promissory note dated June 30, 2010 in the principal amount of $38,708.53; and (iv) promissory note dated September 30, 2010 in the principal amount of $54,401.22 (collectively, the “Rescinded Convertible Notes”).

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

Subsequently, the Board of Directors authorized the issuance of new convertible notes for the Rescinded Convertible Notes in addition to two further notes: (i) December 31, 2010 in the amount of $33,642.82; and (ii) March 31, 2011 in the amount of $45,756.98. However, new management has determined that the new convertible notes should not be issued. Therefore, as of September 30, 2011, the financial statements reflect an aggregate of $132,382.25 in convertible debt due and owing to Falco and $8,062 in accrued interest on the convertible debt owed to Falco.

Payable to Related Party

During the nine month period ended September 30, 2011, our officers advanced $79,396 to pay for operating expenses. As of September 30, 2011, the total amount of accounts payable to a related party total $322,476. The advances are unsecured, non-interest bearing and due on demand.

Consulting Agreement

Dr. Stewart Jackson. On October 1, 2010, we had entered into a five year consultant agreement with Dr. Stewart Jackson, our prior President/Chief Executive Officer and member of the Board of Directors (the “Jackson Consultant Agreement”). In accordance with the terms and provisions of the Jackson Consultant Agreement, Dr. Jackson agreed to provide certain consulting services to us regarding contact with precious metal assets for acquisition in North America and we agreed to pay Dr. Jackson monthly compensation of $2,000. As of the date of this Quarterly Report, the amount due and owing to Dr. Jackson under the Jackson Consultant Agreement is $120,000, which may be converted into common stock at a per share price based on the ten-day average of each month. Therefore, this resulted in a $79,596 increase in consulting fees for the three and six months ended June 30, 2011 and a convertible debt in the same amount as of June 30, 2011.  In addition to the $79,596, a further $10,000 is accrued for past services at June 30, 2011 for a total convertible debt of $89,596. In converted, approximately 7,466,334 shares of common stock would be issued

On August 9, 2011, Dr. Jackson resigned from his position as a member of the Board of Directors and the President/Chief Executive Officer stating that an additional $24,662 in management fees and amounts previously advanced by him to us to cover general operating  costs is due and owing.

David Figueiredo.  On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”).  In accordance with the terms and provisions of the Figueiredo Consultant Agreement, Mr. Figueiredo agreed to provide certain consulting services to us including, but not limited to, contact with precious metal assets for acquisition in North America, and we agreed to pay monthly compensation of $4,000. Therefore, as of the date of this Quarterly Report, we owe to Mr. Figueiredo an aggregate $48,000.  The amount due and owing to Mr. Figueiredo under the Figueiredo Consultant Agreement may be converted into common stock at a per share price based on the ten-day average of each month.

Steve Claus.  On October 1, 2010, we entered into a one-year consulting agreement with Steve Claus (the “Claus Consultant Agreement”).  In accordance with the terms and provisions of the Claus Consultant Agreement, Mr. Claus agreed to provide certain consulting services to us including, but not limited to, contact with precious metal assets for acquisition in North America, and we agreed to pay monthly compensation of $2,000. Therefore, as of the date of this Quarterly Report, we owe to Mr. Claus an aggregate $24,000. The amount due and owing to Mr. Claus under the Claus Consultant Agreement may be converted into common stock at a per share price based on the ten-day average of each month.

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

ITEM IV. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president/chief executive officer and our secretary, treasurer/chief financial officer to allow for timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED FOR SERVICES RENDERED

On March 16, 2011, we issued an aggregate of 4,333,333 shares of our restricted common stock valued at $94,334 at a per share price of $0.02 for services rendered. On March 16, 2011, we issued an aggregate 1,888,889 shares of our restricted common stock valued at $113,333 at a per share price of $0.02 for services rendered. On May 9, 2011, we issued an aggregate 300,000 shares of our restricted common stock valued at $4,500 at a per share price of $0.015 for services rendered. The shares were issued to United States residents and non-United States residents in reliance on Section 4(2) and Regulation D or Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SHARES ISSUED FOR CONVERSION

On February 23, 2011, we issued an aggregate of 1,700,000 shares of our restricted common stock for conversion of accounts payable valued at $25,000. The conversion price per share was $0.0147. On February 23, 2011, we issued an aggregate of 2,000,000 shares of our restricted common stock for conversion of advances from a related party valued at $40,000. The conversion price per share was $0.02.  The shares were issued to United States residents and non-United States residents in reliance on Section 4(2) and Regulation D or Regulation S of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

BATEMAN PROPERTY

On March 31, 2011, we authorized the issuance of 250,000 shares of restricted common stock in accordance with the terms and provisions of the Bateman Option valued at $5,250 at a per share price of $0.021. The shares were issued to a United States resident in reliance on Section 4(2) and Regulation D of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

PRIVATE PLACEMENTS

May 5, 2011

On May 5, 2011, we authorized the issuance of 1,000,000 shares of our restricted common stock pursuant to a private placement for consideration of $15,000. The per share price was $0.015. The shares were issued to United States residents and non-United States residents in reliance on Section 4(2) and Regulation D or Regulation S of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

August 12, 2011

Effective on August 12, 2011, the Board of Directors of the Company authorized the issuance of an aggregate 12,800,000 shares of its restricted common stock to ten investors, one of which was its Chief Executive Officer/President, at a per share price of $0.005. The shares of common stock were issued to the investors in reliance on Regulation D, Rule 506, promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

September 13, 2011

Effective on September 13, 2011, our Board of Directors authorized the issuance of an aggregate 8,400,000 shares of our restricted common stock to six investors at a per share price of $0.005. The shares of common stock were issued to the investors in reliance on Regulation D, Rule 506, promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

EXECUTIVE COMPENSATION

Effective September 15, 2011, our Board of Directors authorized the issuance of an aggregate 22,000,000 shares of our restricted common stock to certain of our executive officers and directors as referenced below at a per share price of $0.005. Effective September 15, 2011, the Board of Directors also authorized a further 6,000,000 shares of its restricted common stock to two consultants. The shares of common stock were issued to the investors in reliance on Regulation D, Rule 506, promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

Therefore, as of the date of this Quarterly Report, there are 122,049,999 shares of common stock issued and outstanding.

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

Therefore, as of the date of this Quarterly Report, the Board of Directors consists of Jerry Drew, Glenn Soler, Paul Murphy and David Figueiredo.

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

Jerry Drew.  During the past thirty years, Mr. Drew has been involved in business development and marketing. Currently, Mr. Drew owns and operates Jerold S. Drew Painting where he is solely responsible for the purchase of job materials, estimation of projects, supervisions of projects and completion. He also owns and operates Spencer Vineyards in Redwood Valley, California, which grows high quality Petite Syrah and Pinot Noir grapes. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company, which distribute lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. During the 1980s, Mr. Drew also developed a marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting, which has remained in profitable business for the past thirty years.

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

Executive Consultant Agreements

Effective on September 15, 2011 (the “Effective Date”), we entered into certain verbal one-year agreements with certain of our executive officers and directors regarding performance of respective duties and executive compensation as follows:

1.
David Figueiredo, Chief Executive Officer/President and a member of the Board of Directors. The Board of Directors authorized in a special meeting held on September 15, 2011 an executive arrangement with Mr. Figueiredo (the “Figueiredo Agreement”). Pursuant to the Figueiredo Agreement: (i) Mr. Figueiredo shall perform certain duties including, but not limited to, interactions with the media, coordinating legal services and seeking, identifying and consummating the acquisition of properties; and (ii) we shall issue to Mr. Figueiredo an aggregate of 6,000,000 shares of our restricted common stock at a per share price of $0.005.

2.
Jerry Drew, member of the Board of Directors. The Board of Directors authorized in a special meeting held on September 15, 2011 an executive arrangement with Mr. Drew (the “Drew Agreement”). Pursuant to the Drew Agreement: (i) Mr. Drew shall perform certain duties including, but not limited to, assisting the Chief Executive Officer/President, identifying and interacting with investors, overseeing and monitoring our operational expenses and seeking and identifying properties for acquisition; and (ii) we shall issue to Mr. Drew an aggregate of 5,000,000 shares of our restricted common stock at a per share price of $0.005.

3.
Glenn Soler, member of the Board of Directors. The Board of Directors authorized in a special meeting held on September 15, 2011 an executive arrangement with Mr. Soler (the “Soler Agreement”). Pursuant to the Soler Agreement: (i) Mr. Soler shall perform certain duties including, but not limited to, providing consulting and managerial services, identifying and interacting with investors and seeking and identifying properties for acquisition; and (ii) we shall issue to Mr. Soler an aggregate of 4,000,000 shares of our restricted common stock at a per share price of $0.005.

4.
Tricia Oakley, Secretary. The Board of Directors authorized in a special meeting held on September 15, 2011 an executive arrangement with Ms. Oakley (the “Oakley Agreement”). Pursuant to the Oakley Agreement: (i) Ms. Oakley shall perform certain duties including, but not limited to, providing administrative support to the Chief Executive Officer/President and all members of the Board of Directors; and (ii) we shall issue to Ms. Oakley an aggregate of 3,000,000 shares of our restricted common stock at a per share price of $0.005.

Murphy Consultant Agreement

Effective on September 8, 2011 (the “Effective Date”), we entered into that certain consultant three-year agreement with J. Paul Murphy, one of our directors (the “Murphy Agreement”). In accordance with the terms and provisions of the Murphy Agreement: (i) Mr. Murphy shall perform certain duties including, but not limited to, assisting in financings and identifying potential investors and seeking and identifying properties for acquisition; (ii) we shall pay to Mr. Murphy a retainer fee of $10,000; and (iii) we shall issue to Mr. Murphy an aggregate of 4,000,000 shares of our restricted common stock at a per share price of $0.005.

Rescission of Murphy Agreement

As of November 7, 2011, we entered into that certain rescission agreement with Mr. Murphy (the “Murphy Rescission Agreement”), pursuant to which we are released from our required payment to Mr. Murphy of $10,000.  Mr. Murphy has been included in the general executive compensation packages approved by the Board of Directors September 15, 2011 referenced above pursuant to which Mr. Murphy has been issued 4,000,000 shares of our restricted common stock. Mr. Murphy will continue to provide services to us including assistance in financings and identification of potential investors and properties for acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.1.2	Amendment to Articles of Incorporation (3)

3.2	Bylaws (1)

10.1	Consultant Agreement between Denarii Resources Inc. and Paul Murphy dated September 8, 2011. (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 0f the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
(1)  Filed with the Securities and Exchange Commission as an exhibit to our Form SB-1 Registration Statement originally filed on March 23, 2006.

(2)  Filed as an exhibit to the Current Report filed on November 7, 2010 with the Securities and Exchange Commission.

(3) Filed as an exhibit to the Current Report filed on November __, 2011 with the Securities and Exchange Commission.

(4) Filed as an exhibit to the Current Report filed on September __, 2011 with the Securities and Exchange Commission.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

DOUBLE CROWN RESOURCES INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE CROWN RESOURCES INC.

Dated: November 15, 2011	By:	/s/ DAVID FIGUEIREDO
David Figueiredo, President/Chief
Executive Officer

Dated: November 15, 2011	By:	/s/ DAVID FIGUEIREDO
David Figueiredo, Chief Financial Officer