Form 10-K
period 2011-12-31
DOUBLE CROWN RESOURCES INC.
filed 2012-04-16
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-53389

DOUBLE CROWN RESOURCES INC.
(Name of small business issuer in its charter)

NEVADA	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2312 N. GREEN VALLEY PKWY.
SUITE 1026
HENDERSON, NEVADA 89014
(Address of principal executive offices)

707-961-6061
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2011 $674,669.99

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

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

Class Outstanding as of April 10, 2012   Common Stock, $0.001 165,172,820 shares

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

DOUBLE CROWN RESOURCES INC.

FORM 10-K

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

Available Information

Double Crown Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Double Crown Resources Inc. was incorporated under the laws of the State of Nevada on March 23, 2006 under the name “Denarii Resources Inc’. We have been engaged in the business of exploration of mineral properties worldwide since our inception. After the effective date of our registration statement filed with the Securities and Exchange Commission on June 16, 2006, we commenced trading on the Over-the-Counter Bulletin Board under the symbol “DNRR”.

Amendment to Articles of Incorporation

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

On October 4, 2011, we filed an amendment to our articles of incorporation with the Nevada Secretary of State changing our name from “Denarii Resources Inc.” to “Double Crown Resources Inc.”

We also submitted documentation with FINRA to effect the Name Change in the market. FINRA received the necessary documentation and announced the Name Change to “Double Crown Resources Inc.”, which took effect at the open of business on November 10, 2011. Our new trading symbol for our shares on the OTC Bulletin Board has been changed to DDCC.OB. Our new cusip number is 25857H 103.

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

Subsidiary

On August 24, 2011, we filed articles of incorporation with the Ministry of Government Services for the Province of Ontario, under the Business Corporations Act to incorporate Denarii Resources Inc., our wholly-owned subsidiary (“DRI”). The Ontario Corporation Number is 1857356. Paul Murphy is the sole officer and director of DRI. We formed DRI in order to obtain an access number from the Ministry of Mines to facilitate the transfer of certain mining claims located in Canada to DRI.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Double Crown Resources," refers to Double Crown Resources Inc and its subsidiary, DRI.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the mineral industry. We previously located, explored, acquired and developed mineral properties. Our business operations had been limited to gold and mineral exploration/development of selected properties in North, South and Latin America.  We will continue with this segment of our business plan. We will also be pursuing new programs of exploration, development and marketing of key mineral, oil, gas and other resources, which are in high demand from today's industrial market. There may also be expansion into the solar energy sector. Our Board of Directors anticipates that these new ventures will add significantly to our potential for long term revenue and profit.

MINERAL PROPERTIES

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we will pay $5,000 and issue 250,000 shares of common stock to the Kwiatkowski; (ii) at the end of year one, we will pay to Kwiatkowski a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatkowski; (iii) at the end of year two, we will pay to Kwiatkowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowski will; (iv) each anniversary thereafter, we shall pay to Kwiatkowski $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000  per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects. See “Item 5

On July 19, 2011, we paid $4,000 and incurred an additional $1,000 payable to purchase the Option. The prepaid royalty of $124,200 has been analyzed for impairment and fully impaired on the financials.

McNab Property

We have a mineral property, known as the McNab Molybdenum Property (the “McNab Property”). The McNab Property is comprised of one mineral claim containing 1 cell claim units totaling 251.11 hectares;

BC Tenure #	Work Due DateUnits	Total Area (Hectares)

831929	12	251.11

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

Phase 1. Reconnaissance geological mapping, prospecting and rock sampling, helicopter transportation.

Phase 2. Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets.

Phase 3. 1000 metres of diamond drilling including geological supervision, assays, report and other ancillary costs.

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

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of other mineral property opportunities, which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

We also plan on becoming involved in the United States domestic oil and gas reserves on-shore development. We believe that within the continental United States, thousand of wells are being drilled and will continue to be drilled over the next thirty years. The result will be that domestic energy production may provide an estimated 70% of the nation’s energy needs. However, the oil and gas reserves are trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. Engineers have recently learned that the underground shale could be hydraulically fractured (frac-dilled”) with highly compressed sand, water and specialized chemicals thereby releasing huge quantities of oil and gas from a well. In more recent years, improved equipment and horizontal drilling techniques have increased the quantity of oil and gas and the estimated life that can be expected from wells drilled in the shale formation. This frac-drilling process has created economic boom conditions in North Dakota and South Texas as these are the areas with some of the best geologic formations. We believe it has also created enormous demand for the equipment, personnel and materials required to drill economically feasible wells.

One of those vital materials for frac-drilling is a unique type of sand that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of sand and its industry name is “frac-sand” or “proppant”. Of the on-shore domestic wells that are expected to be drilled in the coming years, over 90% are expected to need hydraulic fracturing, which will require millions of tons of frac-sand. We intend to participate in negotiations and discussions with potential joint venture parties regarding obtaining frac-sand reserves and establishing the infrastructure to deliver the sand to drilling sites.

Our ability to continue to complete planned exploration activities,  expand acquisitions and explore mining opportunities and further potential operations involving the oil and gas industry and frac-drilling is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

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

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to foreign or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. David Figueiredo is our President/Chief Executive Officer and Treasurer/Chief Financial Officer. This individual is primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

CONSULTANTS

2011 Executive Consultant Agreements

Effective on September 15, 2011 (the “Effective Date”), we entered into certain one-year agreements with certain of our executive officers and directors regarding performance of respective duties and executive compensation as follows:

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

5.
LV Media Group LLC, Consultant. The Board of Directors authorized in a special meeting held on September 15, 2011 a consultant arrangement (the “LV Media Agreement”) with LV Media Group LLC (“LV Media”). Pursuant to the LV Media Agreement: (i) LV Media shall perform certain media related duties including, but not limited to, providing media coverage and stock promoting services to us and researching stock holdings; and (ii) we shall issue to LV Media 4,000,000 shares of our restricted common stock at a per share price of $0.005.

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

2012 Executive Service Agreements

Effective on February 9, 2012 (the “Effective Date”), we entered into certain written one-year agreements with certain of our consultants regarding performance of respective duties and compensation as follows:

1.
Alexis Summerfield, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement with Ms. Alexis Summerfield (the “Summerfield Agreement”). Pursuant to the Summerfield Agreement: (i) Ms. Summerfield shall perform certain social media duties including, but not limited to, promoting us through social media exposure worldwide and providing professional social media services; and (ii) we shall issue to Ms. Summerfield an aggregate of 3,000,000 shares of our restricted common stock at a per share price of $0.01.

2.
Ariel Serrano, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement with Mr. Serrano (the “Serrano Agreement”). Pursuant to the Serrano Agreement: (i) Mr. Serrano shall perform certain marketing duties including, but not limited to, providing consulting services to us, introductions to contacts regarding precious metal assets for acquisition in North America, promoting our stock and recruiting individuals who desire to provide professional services to us; and (ii) we shall issue to Mr. Serrano an aggregate of 1,000,000 shares of our restricted common stock at a per share price of $0.01.

3.
Interactive Business Alliance LLC, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement (the “IBA Agreement”) with Interactive Business Alliance LLC (“IBA”). Pursuant to the IBA Agreement: (i) IBA shall perform certain public relations and communication services including, but not limited to, development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of our activities and to stimulate the investment community’s interest; and (ii) we shall issue to IBA 1,500,000 shares of our restricted common stock at a per share price of $0.01.

Effective on March 2, 2012 (the ”Effective Date”), we entered into an agreement with a consultant regarding performance of duties and compensation as follows:

1.
LV Media LLC, Consultant.  The Board of Directors authorized in a special meeting held on March2, 2011 a further consultant arrangement with LV Media (the “LV Media Agreement”). Pursuant to the LV Media Agreement: (i) LV Media shall perform certain public relations services including, but not limited to, corporate identity, news releases, corporate website and website placeholder page, corporate information circular, E-newsletter design, image contingency and coordination with industry leaders; and (ii) we shall pay to LV Media compensation in the aggregate amount of $11,500.

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

We have accrued net losses of $2,056,559 for the period from inception (March 23, 2006) to December 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Seale and Beers CPAs, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds  from our private  offerings  completed  during fiscal year ended December 31, 2011  provide us with a limited  amount of working  capital and is not  sufficient  to fund our proposed  operations.  We will require additional capital to continue to operate our business and our proposed operations.  We may be unable to obtain additional capital as and when required. Generally during prior fiscal years, a related party paid expenses on our behalf.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular),our status  as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key  management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

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

The financial statements for the fiscal year ended December 31, 2011 and December 31, 2010 have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

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

As of the date of this Annual Report, we have 165,172,820 shares of common stock issued and outstanding. As of the date of this Annual Report, there are 108,804,820 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

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

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property.  Our principal executive office is located at 2312 N. Green Valley Parkway, Suite 1026, Henderson, Nevada 89014.

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments Inc. (“Falco”) naming us as a defendant (the “Complaint”). In the Company, Falco alleges that we owe $249,000 or the issuance of 27,000,000 shares of common stock as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $249,000 or the issuance of 27,000,000 shares of common stock for such services allegedly performed by Falco since there was no written contract between us and Falco.  We have counterclaimed and named the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. We believe that the Complaint is frivolous and has no merit.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any other legal proceeding, or (ii) has an adverse interest to us in any other legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFEtY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading October 2008 on the OTC Bulletin Board and currently trades under the symbol “DDCC:OB”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2011	$0.019	$0.019
September 30, 2011	0.0077	0.006
June 30, 2011	0.012	0.012
March 31, 2011	0.023	0.023
December 31, 2010	0.025	0.022
September 30, 2010	0.023	0.022
June 30, 2010	0.035	0.033
March 31, 2010	0.038	0.024

All amounts have been adjusted for stock splits.

As of March 31, 2012, we had 217 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan. Therefore the table set forth below presents information as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	n/a	$0.80	50,000
Equity Compensation Plans Not Approved by Security Holders
Warrants	1,966,666	$0.04
Total	1,966,666

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 1,966,666 common stock purchase warrants issued and outstanding (the “Warrants”). The 1,966,666 Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2011 at an exercise price of $0.02 per share exercisable for a period of two years from the date of share issuance.

As of the date of this Annual Report, no Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2011, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2011 PRIVATE PLACEMENTS

During fiscal year ended December 31, 2011, we completed a private placement offering (the “First Private Placement Offering”) with certain United States residents. In accordance with the terms and provisions of the First Private Placement, we authorized the issuance to certain investors an aggregate of 137,266,666 shares of common stock at a per share price of $0.005. During fiscal year ended December 31, 2011, we completed a further private placement offering (the “Second Private Placement Offering”) with certain United States residents. In accordance with the terms and provisions of the Second Private Placement Offering, we authorized the issuance to certain investors an aggregate of 500,000 shares of common stock at a per share price of $0.01.

The shares under the First Private Placement Offering and the Second Private Placement Offering were sold to United States residents in reliance on Rule 506 promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The First Private Placement Offering and the Second Private Placement Offering have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONSULTANT SERVICES

During fiscal year ended December 31, 2011, we issued and authorized the issuance of an aggregate of 40,299,999 shares of our restricted common stock for services as follows:

•	On March 16, 2011, we issued 4,333,333 shares of common stock at $0.021772 per share for services valued at $94,334.
•	On March 16, 2011, we issued 5,666,666 shares of common stock at $0.02 per share for services valued at $113,333.
•	On September 15, 2011, we issued 28,000,000 shares of common stock to the members of our Board of Directors and affiliated key parties at $0.0079 per share for services valued at $221,200.
•	On September 20, 2011, we issued 2,000,000 shares of common stock at $0.0251 per share for services valued at $50,200.
•	On June 27, 2011, we authorized the issuance of 300,000 shares of common stock pursuant to a consulting agreement at $0.012 per share.

The aggregate of 40,299,999 shares of common stock were issued  to either United States residents or non-United States residents in reliance on Section 4(2) or Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

BATEMAN OPTION

On March 31, 2011, we issued an aggregate of 250,000 shares of common stock to the Kwiatkowski. In accordance with the terms and provisions of the Option, upon execution of certain documentation and transfer of title, we will pay $5,000 and issue 250,000 shares of common stock to the Kwiatkowski. The aggregate of 250,000 shares of common stock were issued  to non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ACCOUNTS PAYABLE

On February 23, 2011, we issued an aggregate 1,700,000 shares of common stock for the conversion of accounts payable in the amount of $25,000.  The shares were issued at $0.0147 per share to one creditor under Regulation D of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements, which are included elsewhere herein.

	Fiscal Years Ended December 31 2011 and 2010		For the Period from October 19, 2004 (inception) to December 31, 2011
STATEMENT OF OPERATIONS DATA
Revenue	-0-	-0-	-0-

Operating Expenses

Impairment of mineral property acquisition costs	$60,250	$-0-	$70,250
Impairment of prepaid royalties	124,200	595	124,795
Professional Fees	258,121	388,905	992,569
Office- General Expenses	71,292	17,875	96,178
Office – General Expenses – Related Party	424,379	152,784	698,848

Total Operating Expenses	$938,242	$560,159	$1,982,640
Net Loss from Operations	$(938,242)	$(560,159)	$(1,982,640)
Other Expense
Interest expense	344,204	-0-	34,204
Financing cost – related party	-0-	39,715	39,715
Net Loss	(972,446)	(599,874)	(2,056,559)
BALANCE SHEET DATA
Total Assets	$38,120	$-0-

Total Liabilities	878,247	470,264
Stockholders Equity/Deficit	(840,127)	(470,264)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2011, including the notes to those financial statements, which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Our net loss for fiscal year ended December 31, 2011 was ($972,446) compared to a net loss of ($599,874) during fiscal year ended December 31, 2010 (an increase of $372,572). During fiscal years ended December 31, 2011 and 2010, we did not generate any revenue.

During fiscal year ended December 31, 2011, we incurred operating expenses of approximately $938,242 compared to $560,159 incurred during fiscal year ended December 31, 2010 (an increase of $378,083). These operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) impairment of mineral property acquisition costs of $60,250 (2010: $-0-); (ii) impairment of prepaid royalties of $124,200 (2010: $-0-); (iii) professional fees of $268,121 (2010: $388,905); (iv) office – general expenses of $71,292 (2010: $17,875); and (v) general expenses – related party of $424,379 (2010: $152,784).

Operating expenses incurred during fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010 increased primarily due to the recording of the impairment of mineral property acquisition costs of $60,250 and the impairment of prepaid royalties of $124,200 and an increase in general expenses – related party of $271,595 related to the increase in the scope and scale of our exploratory mineral business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other expenses incurred during fiscal year ended December 31, 2011 were: (i) interest expense of $34,204 (2010: $-0-; and (ii) financing cost – related party of $-0- (2010: $39,715).

Of the $938,242 incurred as operating expenses during fiscal year ended December 31, 2011, we incurred consulting fees of $0 payable to our officers and directors.

Our net loss during fiscal year ended December 31, 2011 was ($972,446) or ($0.01) per share compared to a net loss of ($599,874) or ($0.01) per share during fiscal year ended December 31, 2010. The weighted average number of shares outstanding was 88,994,109 for fiscal year ended December 31, 2011 compared to 61,793,151 for fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2011

As at fiscal year ended December 31, 2011, our current assets were $38,120 and our current liabilities were $712,869, which resulted in a working capital deficit of $674,749. As at fiscal year ended December 31, 2011, current liabilities were comprised of: (i) $46,388 in accounts payable; (ii) $353,476 in accounts payable – related parties; (iii) $12,275 in accrued interest – related party; (iv) $132,382 in convertible promissory notes – related party; (v) $100,348 in convertible debt – related parties; (vi) $48,000 in convertible debt – related party; and (vii) $20,000 in convertible debt.

As at December 31, 2011, our total assets were $38,120. The total assets in fiscal year ended December 31, 2010 was $0.

As at December 31, 2011, our total liabilities were $878,247 comprised of: (i) $712,869 in current liabilities; (ii) $135,378 in mineral prospect obligation; and (iii) $30,000 in convertible debt – long term portion. The increase in liabilities during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable – related parties and the convertible debt.

Stockholders’ Deficit increased from ($470,264) for fiscal year ended December 31, 2010 to Stockholders’ Deficit of ($840,127) for fiscal year ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used in operating activities was ($119,880), consisting primarily of a net loss of ($972,446). Net cash flows used in operating activities was adjusted by: (i) $419,333 for shares issued for services; (ii) $60,250 for impairment of mineral property acquisition costs; and (iii) $124,200 for impairment of prepaid royalties. Net cash flows used in operating activities was further changed by an increase of $94,348 in convertible debt for consulting, $11,178 in accrued interest, $12,275 in accrued interest to a related party and $$153,396 in accounts payable and accrued expense – related party, and by a decrease of $22,414 in accounts payable and accrued expense.

For fiscal year ended December 31, 2010, net cash flows used in operating activities was ($0), consisting primarily of a net loss of ($599,874). Net cash flows used in operating activities was adjusted by $234,334 for shares issued for services and $39,715 for beneficial conversion feature. Net cash flows used in operating activities was further changed by an increase of $64,735 in accounts payable and accrued expense and $261,090 in accounts payable and accrued expense – related party.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2011 and December 31, 2010, there were no cash flows from investing activities.

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

For fiscal year ended December 31, 2011, net cash flows provided by financing activities was $158,000 consisting of $46,000 in proceeds from subscriptions payable and $113,000 in proceeds from issuance of common stock.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes – Related Party

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through June 30, 2011, Dr. Jackson earned $18,000 of which $8,000 had been paid in cash leaving a balance of $10,000. We have recognized the future remaining obligation of the Consultant Agreement and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This results in a $79,596 increase in consulting fees for fiscal year ended December 31, 2011 and a convertible debt in the same amount. In addition to the $79,596 and $10,000, a further $10,752 has been accrued for interest for the six months ended December 31, 2011 for a total convertible debt of $100,348 at December 31, 2011. If converted at fair market value of $0.019 per share at December 31, 2011, approximately 5,281,474 new shares of common stock would be issued.

Falco Investments Inc.

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”), of which $132,382 in represented in principal. As at December 31, 2011, we recorded $407,684 due to the Creditor of which $132,382 has been reported as convertible debt, $271,331 as accounts payable – related party and $12,275 as accrued interest. The Creditor agreed to waive all interest and accrued interest up to March 31, 2011. Accrued interest was $12,275 and $-0- as of December 31, 2011 and December 31, 2010, respectively. If the total $132,382 is converted, approximately 13,238,200 new shares of common stock would be issued.

The Creditor believes that we are obligated to reissue $271,331 of the total debt as notes convertible at about 80% of the fair value of the stock but we have not yet done so. If fully converted, approximately 27,133,109 new shares of common stock would be issued.

We have decided to contest the current balance claimed to be due to the Creditor. It is our opinion that these amounts due are baseless. No additional liabilities were recorded

Figueiredo Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of December 31, 2011, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock.

Claus Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with Steve Claus (the “Claus Consultant Agreement”). In accordance with the terms and provisions of the Claus Consultant Agreement, we were to pay to Mr. Claus monthly compensation of $2,000. As of December 31, 2011, the amount owed to Mr. Claus is $24,000. This amount due and owing to Mr. Claus is unsecured, non-interest bearing and due on demand.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe none will have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL __, 2012.

BALANCE SHEETS AS AT DECEMBER 31, 2011 AND DECEMBER 31, 2010.	F-1

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010 AND FOR THE PERIOD FROM INCEPTION (MARCH 32, 2006) TO DECEMBER 31, 2011.	F-2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2011.	F-3

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	F-4

NOTES TO FINANCIAL STATEMENTS.	F-5

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)

	December 31	December 31
	2011	2010

ASSETS

Current assets
Cash	$38,119	$-
Total current assets	$38,119	$-

LIABILITIES

Current Liabilities
Accounts payable	$50,207	$83,802
Accounts payable - related parties	401,476	248,080
Accrued Interest - Related Party	22,734	-
Convertible promissory notes - related party (Note 4)	419,257	132,382
Convertible debt - related parties (Note 5)	100,572	6,000
Convertible debt	20,000	-
Total current liabilities	1,014,246	470,264

Mineral prospect obligation (Note 4)	135,378	-
Convertible debt - long term portion	30,000

Total liabilities	1,179,624	470,264

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value 146,249,999 and 61,900,000 issued and outstanding at December, 2011 and December 31, 2010 respectively	148,250	61,900
Common stock payable	1,300	8,034
Common stock receivable	(24,000)	-
Additional paid-in capital	1,182,182	543,915
Deficit accumulated during exploration	(2,449,237)	(1,084,113)
Total stockholders' deficit	(1,141,505)	(470,264)

Total liabilities and stockholders' deficit	$38,119	$-

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Twelve months ended		From inception (March 23, 2006) through
	December 31, 2011	December 31, 2010	December 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral property acquisition costs	60,250	-	70,250
Impairment of prepaid royalties	124,200	595	124,795
Professional fees	360,093	388,905	1,094,541
Office - general expenses	71,292	17,875	96,178
General expenses - related party	424,379	152,784	698,848
Total Operating Expenses	1,040,214	560,159	2,084,612

NET LOSS FROM OPERATIONS	(1,040,214)	(560,159)	(2,084,612)
OTHER EXPENSE
Interest Expense	38,035	-	38,035
Civil claim contingency	286,875	-	286,875
Financing cost - related party	-	39,715	39,715
TOTAL OTHER EXPENSE	324,910	39,715	364,625

NET LOSS BEFORE INCOME TAXES	(1,365,124)	(599,874)	(2,449,237)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(1,365,124)	$(599,874)	$(2,449,237)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	88,994,109	61,793,151

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception March 23, 2006 through December 31, 2011

	Common Stock		Additional Paid-in	Subscriptions Payable		Common Stock	Accumulated Deficit During Exploration	Total
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Equity

Balance at inception - March 23, 2006	-	$-	$-	-	-	-	$-	$-

Shares issued to founder's - March 23, 2006 at $0.0002 per share	48,000,000	48,000	(38,000)	-	-	-	-	10,000

Net (loss) for period from inception on March 23, 2006 to December 31, 2006	-	-	-	-	-	-	(22,826)	(22,826)
Balance, December 31, 2006	48,000,000	48,000	(38,000)	-	-	-	(22,826)	(12,826)

Shares issued for cash - July 1, 2007 at $0.0167 per share	1,500,000	1,500	23,500	-	-	-	-	25,000

Shares issued for cash - September 28, 2007 at $0.0167 per share	1,188,000	1,188	18,612	-	-	-	-	19,800

Cancellation of founder's shares - October 3, 2007 at $0.00013333 per share	(2,988,000)	(2,988)	2,988	-	-	-	-	-

Net (loss) for the year ended December 31, 2007	-	-	-	-	-	-	(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700	7,100	-	-	-	(64,401)	(9,601)

Shares issued for cash - June 2, 2008 at $0.0167 per share	600,000	600	9,400	-	-	-	-	10,000

Shares issued for services - June 2, 2008 at $0.0167 per share	12,000,000	12,000	188,000	-	-	-	-	200,000

Shares payable for services - October 10, 2008 at $0.0167 per share	-	-	9,400	600,000	600	-	-	10,000

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,300	213,900	600,000	600	-	(297,499)	(22,699)

Shares payable for services - March 11, 2009 at $0.0167 per share	600,000	600	-	(600,000)	(600)	-	-	-

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	-	(186,740)	(186,740)
Balance, December 31, 2009	60,900,000	60,900	213,900	-	-	-	(484,239)	(209,439)

Shares issued for services - February 9, 2010 at $0.14 per share	1,000,000	1,000	139,000	-	-	-	-	140,000

Shares issuable for Cash paid directly to vendors reducing payables- April 14, 2010 at $0.029 per share 1,700,000 shares issuable	-	-	23,300	1,700,000	1,700	-	-	25,000

Shares issuable for Cash paid directly to related parties to reduce the party's payable May 26, 2010 at $0.032 per share 2,000,000 shares issuable	-	-	38,000	2,000,000	2,000	-	-	40,000

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	7,000	333,333	333	-	-	7,333

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	14,000	666,666	667	-	-	14,667

Beneficial conversion feature on convertible notes - October 21, 2010	-	-	39,715	-	-	-	-	39,715

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	31,500	1,500,000	1,500	-	-	33,000

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	31,500	1,500,000	1,500	-	-	33,000

Shares issuable for services - November 1, 2010 at $0.021772 per share	-	-	6,000	333,334	333	-	-	6,333

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	(599,874)	(599,874)
Balance, December 31, 2010	61,900,000	61,900	543,915	8,033,333	8,033	-	(1,084,113)	(470,265)

Shares payable issued - February 23, 2011 at $0.0147 per share	1,700,000	1,700	-	(1,700,000)	(1,700)	-	-	-

Shares payable issued - February 23, 2011 at $0.02 per share	2,000,000	2,000	-	(2,000,000)	(2,000)	-	-	-

Shares issued for services - March 16, 2011 at $0.02 per share	2,500,000	2,500	47,500	-	-	-	-	50,000

Shares issued for services - March 16, 2011 at $0.02 per share	1,500,000	1,500	28,500	-	-	-	-	30,000

Shares issued for services - March 16, 2011 at $0.02 per share	1,666,666	1,667	31,666	-	-	-	-	33,333

Shares payable issued - March 16, 2011 at $0.021772 per share	333,333	333	-	(333,333)	(333)	-	-	-

Shares payable issued - March 16, 2011 at $0.021772 per share	666,666	667	-	(666,666)	(667)	-	-	-

Shares payable issued - March 16, 2011 at $0.021772 per share	1,500,000	1,500	-	(1,500,000)	(1,500)	-	-	-

Shares payable issued - March 16, 2011 at $0.021772 per share	1,500,000	1,500	-	(1,500,000)	(1,500)	-	-	-

Shares payable issued - March 16, 2011 at $0.021772 per share	333,334	333	-	(333,334)	(333)	-	-	-

Shares payable for mineral property rights - March 31, 2011 at $0.021 per share	-	-	5,000	250,000	250	-	-	5,250

Shares issued for debt conversion - May 9, 2011 at $0.015 per share	300,000	300	14,700	-	-	-	-	15,000

Share subscriptions payable - June 23, 2011	-	-	6,534	466,666	467	-	-	7,001

Shares payable for services - June 27, 2011 at $0.012 per share	-	-	3,300	300,000	300	-	-	3,600

Share subscriptions payable - June 29, 2011	-	-	4,500	500,000	500	-	-	5,000

Shares payable issued - July 24, 2011 at $0.01 per share	500,000	500	-	(500,000)	(500)	-	-	-

Share subscriptions payable - August 4, 2011	-	-	800	200,000	200	-	-	1,000

Shares payable for mineral property rights issued - August 8, 2011 at $0.021 per share	250,000	250	-	(250,000)	(250)	-	-	-

Share subscriptions payable - August 12, 2011 at $0.005 per share	-	-	28,400	4,600,000	4,600	-	-	33,000

Shares subscription payable issued - August 12, 2011 at $0.005 per share - originally recorded at $.15 per share	4,400,000	4,400	(2,933)	(1,466,666)	(1,467)	-	-	(0)

Shares subscriptions receivable issued - September 12, 2011 at $0.005 per share	2,800,000	2,800	11,200	-	-	(14,000)	-	-

Shares issued for cash - August 12, 2011 at $0.01 per share	4,000,000	4,000	36,000	-	-	-	-	40,000

Shares issued for cash - August 12, 2011 at $0.005 per share	18,600,000	18,600	74,400	-	-	-	-	93,000

Share subscriptions payable - August 23, 2011	-	-	3,200	800,000	800	-	-	4,000

Shares issued for services - September 19, 2011 at $0.079 per share	28,000,000	28,000	193,200	-	-	-	-	221,200

Shares issued for debt conversion - September 20, 2011 at $0.0251 per share	2,000,000	2,000	48,200	-	-	-	-	50,200

Shares payable issued - November 17, 2011 at various share prices	3,400,000	3,400	-	(3,400,000)	(3,400)	-	-	-

Shares payable issued - November 28, 2011	200,000	200	-	(200,000)	(200)	-	-	-

Shares subscript receivable issued - December 29, 2011 at $.005 per share	2,000,000	2,000	8,000			(10,000)

Shares issued for services - December 31, 2011 at $0.005 per share	6,200,000	6,200	96,100	-	-	-	-	102,300

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,365,124)	(1,365,124)
Balance, December 31, 2011	148,249,999	148,250	1,182,182	1,300,000	1,300	(24,000)	(2,449,237)	(1,141,505)

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Twelve months ended		From inception (March 23, 2006) through
	December 31, 2011	December 31, 2010	December 31, 2011

OPERATING ACTIVITIES
Net loss	$(1,365,124)	$(599,874)	$(2,449,237)
Adjustments to reconcile net loss from operations:
Shares issued for services	505,633	234,334	949,967
Impairment of mineral property acquisition costs	60,250	-	60,250
Impairment of prepaid royalties	124,200	-	134,200
Civil claim contingency	286,875	-	286,875
Beneficial Conversion Feature	-	39,715	39,715
Change in operating assets and liabilities:
Increase (decrease) in convertible debt for consulting	94,572	-	94,572
decrease (increase) in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expense	(18,595)	64,735	65,207
Increase in accrued interest	11,178	-	11,178
Increase in accrued interest to a related party	22,734	-	22,734
Increase (decrease) in accounts payable and accrued expense related party	153,396	261,090	604,858
Net cash used in operating activities	(124,881)	-	(179,681)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from subscriptions payable	50,000	-	50,000
Proceeds from issuance of common stock	113,000	-	177,800
Net cash provided by financing activities	163,000	-	227,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,119	-	38,119

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$38,119	$-	$38,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt issued for mineral property	$50,000	$-	$50,000
Accounts payable for mineral property	$5,000	$-	$5,000
Shares payable for mineral property	$5,250	$-	$5,250
Shares issued for subscriptions payable	$13,600	$-	$13,600
Shares issued for subscriptions receivable	$-	$-	$-
Shares issued for conversion of debt	$24,000	$-	$24,000

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. (Formerly “Denarii Resources, Inc.”) ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K.

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

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the years ended December 31, 2011 and 2010 the Company had a net loss of $1,365,124 and $599,874, respectively. Additionally, the Company has incurred a cumulative net loss from inception (March 23, 2006) through December 31, 2011 of $2,449,237.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring other than the impairment of the Software development intangible as described in Note of these footnotes.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Income taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

NOTE 4 – CONVERTIBLE DEBT

Mineral Prospect Obligation

Effective on February 9, 2011 the company entered into an agreement between the Company and Richard and Gloria Kwiatkowski. The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”). The Prospects are owned 100% by Kwiatkowski as tenants in common. The Company intends to work on the Prospects, including drilling, for three types of geological conceptual targets: (i) shebandowan type high grade nickel-cobalt-gold-platinum sulphide deposits; (ii) disseminated nickel sulphides of Mount Keith type with bulk tonnage potential; and (iii) gold mineralization within an extensive conglomerate unit of potential open-pit bult tonnage configuration.

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company will pay $5,000 and issue 250,000 shares of common stock to the Kwiatkowski; (ii) at the end of year one, the Company will pay to Kwiatkowski a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatkowski; (iii) at the end of year two, the Company will pay to Kwiatkowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowski; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowski $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects. If the Kwiatkowski were to convert the debt of $20,000 and $30,000, this would result in the issuance of 8,333,333 additional shares of common stock.

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
December 31, 2011

NOTE 4 - CONVERTIBLE DEBT – (CONTINUED)

Convertible Promissory Notes – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. As of September 30, 2011 the future obligation based on the contract to Mr. Jackson has been recognized and accrued at its present value using a 12% discount rate over fifty-one months. This resulted in a $89,596 increase in consulting fees for the year ended December 31, 2011 and a convertible debt in the same amount as of December 31, 2011.

In addition to the $89,596 above, another $9,552 has been accrued for interest for the three months ended December 31, 2011, for a total convertible debt of $100,348 at December 31, 2011. If converted at the fair market value of $0.019 per share at December 31, 2011, approximately 5,281,474 new shares would be issued.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE RELATED PARTY

The Company has recorded $690,588 and $22,734 of interest due to Falco Investments, Inc. as of September 30, 2011, of which $419,257 has been reported as convertible debt, $271,331 as accounts payable related party and $22,734 as accrued interest.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 5 – CONVERTIBLE PROMISSORY NOTE RELATED PARTY – (CONTINUED)

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

Please refer to footnote 8 for further debts and obligations to Falco.

NOTE 6 – STOCKHOLDERS' DEFICIT

Shares Issued

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

On March 16, 2011, the company issued 4,333,333 shares for services valued at $94,334. The cost per share was $0.021772. These shares were previously recorded as Common stock payable.

On March 16, 2011, the company issued 5,666,666 shares for services valued at $113,333. The cost per share was $0.02.

On March 31, 2011, the company has authorized 250,000 shares issuable in accordance with the terms of the option agreement relating to the Bateman Proposal valued at $5,250. The cost per share is $0.021. These shares were issued on August 8, 2011.

On May 02, 2011, the company has authorized 1,000,000 shares issuable in a private placement to Rita McPeck for cash in the amount of $15,000. The cost per share is $0.015. These shares were issued on August 20, 2011. These shares were issued on August 20, 2011 at $0.005 per share resulting in a decrease to Additional paid-in capital and a total of 3,000,000 shares being issued rather than 1,000,000.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 6 – STOCKHOLDERS' DEFICIT- (CONTINUED)

On May 09, 2011, the company issued 300,000 shares for debt owed to the Sutton Oil Company valued at $15,000. The cost per share was $0.050.

On June 23, 2011, the company has authorized 466,666 shares issuable in a private placement to Alison Barrett and Benjamin Woita for cash in the amount of $7,000. The cost per share is $0.015. These shares were issued on August 20, 2011 at $0.005 per share resulting in a decrease to Additional paid-in capital and a total of 1,400,000 shares being issued rather than 466,666.

On June 29, 2011, the company has authorized 500,000 shares issuable in a private placement to Foxton Holdings for cash in the amount of $5,000. The cost per share is $0.010. These shares were issued on July 24, 2011.

On August 4, 2011, the company has authorized 200,000 shares issuable in a private placement for cash in the amount of $1,000. The cost per share is $0.005. These shares were issued on November 28, 2011.

On August 16, 2011 the company issued 800,000 shares for cash valued at $4,000. These shares were issued at $0.005 per share.

On August 22, 2011 the company issued 6,000,000 shares for cash valued at $45,000. These shares were issued at $0.005 per share.

On August 22, 2011, the company has authorized 400,000 shares issuable in a private placement for cash in the amount of $2,000. The cost per share is $0.005. These shares were issued on November 17, 2011.

On August 23, 2011, the company has authorized 800,000 shares issuable in a private placement for cash in the amount of $4,000. The cost per share is $0.005. These shares were issued on November 17, 2011.

On September 7, 2011 the company issued 200,000 shares for cash valued at $1,000. These shares were issued at $0.005 per share.

On September 15, 2011 the company issued 28,000,000 shares to the board of directors and additional key parties for services rendered in the amount of $221,200. These shares were issued at the share price of $0.0079.

On September 20, 2011, the company issued 2,000,000 shares for services valued at $50,200. The cost per share was $0.0251.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 6 – STOCKHOLDERS' DEFICIT- (CONTINUED)

On September 30, 2011 the company issued 4,000,000 shares for cash valued at $20,000. These shares were issued at $0.005 per share.

On September 30, 2011, the company has authorized 2,200,000 shares issuable in a private placement for cash in the amount of $11,000. The cost per share is $0.005. These shares were issued on November 17, 2011.

On October 11, 2011 the company issued 1,200,000 shares for cash valued at $6,000. These shares were issued at $0.005 per share.

On October 13, 2011 the company issued 400,000 shares for cash valued at $2,000. These shares were issued at $0.005 per share.

On October 25, 2011 the company issued 600,000 shares for cash valued at $3,000. These shares were issued at $0.005 per share.

On November 7, 2011 the company issued 400,000 shares for cash valued at $2,000. These shares were issued at $0.005 per share.

On November 17, 2011 the company issued 1,000,000 shares for cash valued at $5,000. These shares were issued at $0.005 per share.

On November 29, 2011 the company issued 2,100,000 shares for cash valued at $10,500. These shares were issued at $0.005 per share.

On November 30, 2011 the company issued 600,000 shares for cash valued at $3,000. These shares were issued at $0.005 per share.

On December 2, 2011 the company issued 1,400,000 shares for cash valued at $7,000. These shares were issued at $0.005 per share.

On December 12, 2011 the company issued 200,000 shares for cash valued at $1,000. These shares were issued at $0.005 per share.

On December 13, 2011 the company issued 1,500,000 shares for cash valued at $7,500. These shares were issued at $0.005 per share.

On December 15, 2011 the company issued 1,000,000 shares for cash valued at $5,000. These shares were issued at $0.005 per share.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 6 – STOCKHOLDERS' DEFICIT- (CONTINUED)

On December 16, 2011 the company issued 1,000,000 shares for cash valued at $5,000. These shares were issued at $0.005 per share.

On December 27, 2011 the company issued 200,000 shares for cash valued at $1,000. These shares were issued at $0.005 per share.

On December 31, 2011 the company issued 6,200,000 shares for cash valued at $102,300. These shares were issued at $0.005 per share.

Subscriptions Payable

On June 27, 2011, the company authorized 300,000 shares issuable pursuant to a consulting agreement with Glen Soler, a related party for consulting services. The cost per share is $0.012.

On December 30, 2011, the company authorized 1,000,000 shares issuable in a private placement for cash in the amount of $5,000. The cost per share is $0.005.

Subscriptions Receivable

On December 31, 2011 the company issued 4,800,000 shares for subscriptions receivable valued at $24,000. These shares were issued at $0.005 per share.

Stock Warrants

The following is a summary of warrants balance as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	-	-

Warrants granted and assumed	1,966,666	0.04
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, December 31, 2011	1,966,666	0.04

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 6 – STOCKHOLDERS' DEFICIT- (CONTINUED)

All warrants outstanding as of December 31, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

All warrants have been issued as a cost of issue as part of a unit that included a warrant and a share. The value of the warrants issued has no effect on the financial statements.

The company has authorized 500,000,000 common shares with a par value of $0.001. As of December 31, 2010 there were a total of 122,049,999 shares issued and outstanding and 3,900,000 shares authorized for issuance but not yet issued and outstanding (common stock payable). If all convertible debts and warrants were exercised, approximately 29,037,844 additional shares would be issued.

NOTE 7 – CONSULTING AGREEMENT – RELATED PARTY

In the year ended December 31, 2010 the company entered into a one-year consulting agreement dated October 1, 2010 with David Figueiredo (“Figueiredo”), and Steve Claus ("Claus") pursuant to which Figueiredo and Claus, as members of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Figueiredo and Claus shall be entitled to monthly compensation of $4,000 and $2,000, respectively representing aggregate compensation of $72,000. The current debt of $72,000 is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $690,588 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $419,257 as accounts payable related party and $22,734 as accrued interest. The Company has decided to contest the current balance claimed to be due to Falco. On October 28, 2011 an Amended Response to Civil Claim was filed by Falco Investments, Inc. with the Supreme Court of British Columbia. As a result of this filing, Falco claims the Company has a total liability of $690,588. As of the date of the issuance of these financials, the Company was unable to fully evaluate the lawsuit with its legal counsel to determine the likelihood of the outcome. Accordingly, the Company has recorded a Contingency reserve of $286,875 and expensed the entire amount immediately.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 9 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $345,881 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2011	2010
Book loss for the year	$(1,365,124)	$(599,874)
Adjustments:
Stock based compensation	505,633	274,049
Civil claim contingency	286,875	-
Impairment of intangible	184,450	-
Tax loss for the year	$(388,166)	$(325,825)
Estimated effective tax rate	35%	35%
Deferred tax asset	$135,858	$114,039

The total valuation allowance is $345,881. Details for the last two periods are as follows:

For the period ended December 31,	2011	2010
Deferred tax asset	$345,881	$210,022
Valuation allowance	(345,881)	(210,022)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$388,166	2031
2010	$325,825	2030
Prior to 2010	$274,239	Prior to 2030

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 10 – SUBSEQUENT EVENTS

On November 21, 2011, motion was made by Paul Murphy to the Board of Directors to appoint Mark Duncan as a new Director on the Board of Directors for Double Crown Resources, Inc., effective January 9, 2012.  Motion was seconded by Jerold Drew.  Discussion:  Because Mr. Duncan is with MCF (a publicly traded company), he will need to get his CEO’s concurrence that he may sit on this Board of Directors in a public fashion.  Mr. Duncan will receive 4,000,000 shares as his compensation package, with the option of purchasing up to 10,000,000 private placement shares at $0.005 by January 31, 2012. Following discussion, the motion was unanimously approved. As of December 31, 2011, Mr. Duncan has not exercised his option to purchase any of the available 10 million shares.

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed any such events that are material to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is Seale & Beers, PC (“Seale & Beers”). Their address is 50 S. Jones Blvd, Ste 202, Las Vegas, Nevada  89107  and telephone number is (702) 522-1645

The reports of Seale & Beers on our financial statements for each of the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2011 and 2010, there were no disagreements between us and Seale & Beers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Seale & Beers, would have caused Seale & Beers to make reference thereto in their reports on our audited financial statements.

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

As of December 31, 2011, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report.  Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As of the date of this Annual Report, these initiatives have partially been implemented. We intend to have full implementation of the initiatives by end of second quarter as of June 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by quarter ended June 30, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

David Figueiredo	53	President/Chief Executive Officer, Treasurer/Chief Financial Officer and a Director

Jerry Drew	53	Director

Glenn Soler	49	Director

Marc Duncan	56	Director

Allen E. Lopez	48	Director

Tricia Oakley	52	Secretary

David Figueiredo.  Mr. Figueiredo was appointed as the President/Chief Executive Officer, Treasurer/Chief Financial Officer and a member of our Board of Directors on July 29, 2011. During the past thirty years, Mr. Figueiredo has been involved with a chain of video stores in Northern California, which he started as a sole proprietor in 1983 and remains in operation today. Mr. Figueiredo also has been involved in the acquisition of distressed properties and the development of small shopping centers. He was part of the original team of investors in one of the first legal casinos in Mexico City, Los Palmas, which was opened in 2006 and remains in successful operations today. Mr. Figueiredo graduated from Humboldt State University with a degree in physical education in 1981and was part of the Humboldt State University’s legendary long distance running program. Subsequently, Mr. Figueiredo coached long distance runners for over twenty-five years at the high school level and in 1999 won the Division II California State Championship.

Jerry Drew.  Mr. Drew was appointed as a member of our Board of Directors effective April 14, 2011. During the past thirty years, Mr. Drew has been involved in business development and marketing. Currently, Mr. Drew owns and operates Jerold S. Drew Painting where he is solely responsible for the purchase of job materials, estimation of projects, supervisions of projects and completion. He also owns and operates Spencer Vineyards in Redwood Valley, California, which grows high quality Petite Syrah and Pinot Noir grapes. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company, which distribute lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. During the 1980s, Mr. Drew also developed a marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting which has remained in profitable business for the past thirty years.

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

Marc Duncan.  Mr. Duncan was appointed as a member of our Board of Director effective January 9, 2012. During the past thirty-five years, Marc Duncan has held a variety of domestic and international engineering and senior-level operations management positions relating to natural gas and oil exploration, power generation and facilities development. Mr. Duncan has become well established and known in the energy resources industry.

Since 2005, Mr. Duncan has been employed by Contango Oil & Gas Inc. (“Contango  Oil & Gas”). Mr. Duncan joined Contango Oil & Gas where he held the position of president and chief operating officer. He currently holds the position of vice-chairman of the operating committee and SERCO. Mr. Duncan is currently responsible for drilling and development of the oil and gas assets of Contango Oil & Gas located in the Gulf of Mexico. Prior to joining Contango Oil & Gas, Mr. Duncan served as president & chief operating officer of USENCO International, Inc. and related companies, drilling and producing oil & gas in China and the Ukraine from 2001-2004. From 2004 through 2005, he was a senior project and drilling engineer for Hunt Oil Company. Mr. Duncan’s experience further includes geothermal and coal fired power generation development in China and Indonesia from 1995-2001. Previous employers also include SEDCO Drilling, ARCO Oil and Gas Co. and Texas Utilities.

Mr. Duncan holds an MBA in Engineering Management from the University of Dallas, an MEd from the University of North Texas and a BS in Science and Education from Stephen F. Austin State University. Mr. Duncan has been a member of the Society of Petroleum Engineers since 1981 and also serves on the Stephen F. Austin State University School of Business Advisory Board.

Allen Lopez.  Mr. Lopez was appointed as a member of our Board of Directors effective April 5, 2012. During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Currently, Mr. Lopez is a director of oilfield services with M. Nasr Partners P.C., where he has been involved in mixed use planned development projects for the past ten years. Mr. Lopez was also the former president of Canaan Consulting Inc., where he had over twenty years experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Certain of these projects include the following:

•	M. Nasr Partners
o	Heron Lakes - Master Planned/Mixed Use Golf Course Community (550 acres, includes office, hotel, retail, townhome, single family starter and single family custom)
o	Indio Springs – Master Planned/Mixed Use Golf Course Community (600 acres, includes hotel, country club, condominiums, single family and custom homes)
o	Lake Conroe Hills – (300 lot waterfront single family development with marina)
o	Island Park – Master Planned/Mixed Use Water Front Community (700 acres, includes single family, acre+ estate homes, yacht club, marina, hotel & conference center)
o	Parkway Lakes – (220 acre single family community w/retail frontage)
o	Cypress Wood Trails – (60 acre 328 lot manufactured home community)
o	Parkway Village (Dutton) – (110 acre Commercial/Mixed Use property with senior citizen aging in place housing)
•	David Weekley Homes/McGuire Home Builders
o	Grand Mission – 688 acre Master Planned/Mixed Residential Development
o	Mission Bend – 200 acre Single Family Starter Community
•	George Whimpey Development – Morrison Homes
o	Aberdeen Trails – 300 acre Single Family First Move Up Community
o	Aberdeen Green – 1100 acre First Time Home Buyer Community
o	Westfield Estates – 600 acre Mixed Use First/Second Move Up Community
•	Ryland Homes
o	Heron Lakes – 127 lot Golf Course Townhome Community
o	Lake Olympia – 300 Acre Water Front Mixed/Use Master Planned Community
•	Commonwealth Housing Corporation
o	Tapatio Springs – 1600 acre Master Planned/Mixed Use Golf Course Resort Community with residential single family and custom homes
o	Rancho Sierra – 1200 acre Estate Lot Custom Community
o	Mason Heights – 170 acre single family starter community
o	Savannah Plantation – 1600 acre Estate Lot Custom Lakefront Community
o	Sienna Plantation – 2400 acre Master Planned/Mixed Use Golf Course Community with single family and custom homes
o	Greenhouse Landing – 110 lot Starter Home Community
•	Pavillion Development (Hispanic First Time Homebuyer Communities)
o	Las Brisas – Single Family starter homes
o	Las Terrazas – Single Family starter homes
o	Las Alamedas – Single Family starter homes
•	Avante REIT
o	1400 acre Land Acquisition
•	Ariete Holdings
o	700 acre Land Acquisition
•	Alpha Tech Development
o	Rose Lakes – 330 acre Master Planned/Mixed Residential Development
•	Advantage Capital Funding, Noble Mortgage, Money Mortgage & Atlas Development
o	Acted as a project evaluation consultant on a various Residential/Land/Commercial/Mixed Use projects

Mr. Lopez has been seated on the international real estate council for Gerson Lehrman. Mr. Lopez has also been retained by many REIT’s banks, development companies, franchise companies and land owners to assist in the determination of the best use, marketing strategies, development, acquisition and disposition of properties.

Tricia Oakley.  Ms. Oakley was appointed as our Secretary effective August 2, 2011. During the past thirty years, Ms. Oakley has been employed as a legal secretary. Her experience ranges from corporate/environmental issues to estate planning, trusts and probate. Since 1997, Ms. Oakley has operated her own business providing secretarial services to attorneys practicing in a wide variety of law fields. Ms. Oakley currently assists attorneys who are practicing corporate, pro bono non-profit, family law and trusts. Ms. Oakley attended Empire College, School of Business, and obtained her Legal Secretarial Sciences degree in 1979.

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

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers other than Jerry Drew is the brother of Tricia Oakley.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)

Stewart Jackson,	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
prior President and CEO	2011	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000

David Figueiredo, President and CEO	2011	48,000	-0-	(1)	-0-	-0-	-0-	-0-	48,000

(1)  In accordance with the terms of appointment of Mr. Figueiredo, we issued to Mr. Figueiredo an aggregate of 4,000,000 shares of common stock valued at $0.005 per share.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2011

We do not have a Stock Option Plan and, therefore, no stock options have been granted to our Named Executive Officers during fiscal year ended December 31, 2011.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2011 and 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stewart Jackson
2010	-0-	-0-		-0-	-0-	-0-	-0-	-0-
2011 (1)	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Glenn Soler
2011	-0-	20,000	(1)	-0-	-0-	-0-	-0-	-0-
2010	-0-	-0-		-0-	-0-	-0-	-0-	-0-

David Figueiredo
2011	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Jerry Drew
2011	-0-	25,000	(1)	-0-	-0-	-0-	-0-	-0-

Marc Duncan
2011	-0-	20,000	(1)	-0-	-0-	-0-	-0-	-0-

Paul Murphy (2)	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	Dr. Jackson resigned from the Board of Directors effective July 29, 2011.

(2)	Mr. Murphy resigned from the Board of Directors effective March 25, 2012.

EMPLOYMENT AND CONSULTING AGREEMENTS

Jackson Consultant Agreement

We have entered into the five-year Jackson Consultant Agreement pursuant to which Dr. Jackson, as our prior chief executive officer and a member of the Board of Directors, would provide certain consulting services to us, including, but not limited to, contact with precious metal assets for acquisition in North America. Dr. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Dr. Jackson resigned as the President/Chief Executive Officer, Treasurer/Chief Financial Officer and a member of our Board of Directors effective July 29, 2011.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 165,172,820 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Officers:

David Figueiredo 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	7,666,666 (2)	4.64%

Glen Soler 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000	3.03%

Jerry Drew 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000	3.03%

Mark Duncan 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	6,000,000	3.63%

Allen Lopez 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000	3.03%

Tricia Oakley 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	6,000,000 (3)	3.63%

All executive officers and directors as a group (6 persons)	33,666,666	22.20%
5% or Greater Beneficial Owners:
None

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 165,172,820 shares issued and outstanding.

(2)	Of the 6,666,666 shares, Mr. Figueiredo directly holds 6,000,000 shares of record and 1,000,000 shares jointly with Dana Figueiredo.

(3)	Of the 6,000,000 shares, Ms. Oakley directly holds 3,000,000 shares of record and 3,000,000 shares jointly with Mark Oakley.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2011, we incurred $9,283.75 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and August 31, 2011.

During fiscal year ended December 31, 2010, we incurred approximately $18,688 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During fiscal year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits

This needs to be updated by considerable amount. It should list every exhibit filed and the report it was filed and date.

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2006.

(2) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 21, 2011.

(3) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2010.

(4)  Incorporated by reference from our Current Report on Form 8-K and 8-K/A filed with the Commission on April 21, 2010, May 12, 2010 and May 27, 2010.

DENARII RESOURCES INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE CROWN RESOURCES INC.

Dated: April 16, 2012	By:	/s/ David Figueiredo
David Figueiredo
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: April 16, 2012	By:	/s/ David Figueiredo
David Figueiredo
Chief Financial Officer