Form 10-K/A
period 2011-12-31
DOUBLE CROWN RESOURCES INC.
filed 2012-05-18
CIK 1366407

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

Available Information

Double Crown Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

This Annual Report on Form 10-K is being amended generally to revise the financial statements regarding the recording of a disputed liability. We have recorded a balance of $716,469 due to Falco Investments Inc., of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $20,881 as accrued interest. We have decided to contest the current balance claimed to be due to Falco. It is our position that these amounts due are frivolous.

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

We have incurred a cumulative net loss of $2, 449,237 for the period from inception (March 23, 2006) to December 31, 2011, and have no revenues to date. For fiscal years ended December 31, 2011 and 2010, we incurred a net loss of $1,365,124 and $599,874, respectively. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Seale and Beers CPAs, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,587.77 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,587.77 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have counterclaimed and named the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. We believe that the Complaint is frivolous and has no merit. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 4. MINE SAFE T Y DISCLOSURES

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

SUTTON OIL COMPANY

On May 9, 2011, we issued an aggregate 300,000 shares of common stock to Sutton Oil Company for payment of debt in the amount of $15,000. The shares were issued at $0.050 per share to Sutton Oil Company under Regulation D of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Sutton Oil Company  acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

	Fiscal Years Ended December 31 2011 and 2010			For the Period from October 19, 2004 (inception) to December 31, 2011
STATEMENT OF OPERATIONS DATA
Revenue		-0-	-0-		-0-

Operating Expenses

Impairment of mineral property acquisition costs		$60,250	$-0-		$70,250
Impairment of prepaid royalties		124,200	595		124,795
Professional Fees		360,093	388,905		1,094,541
Office- General Expenses		71,292	17,875		96,178
Office – General Expenses – Related Party		424,379	152,784		698,848

Total Operating Expenses		$1,040,214	$560,159		$2,084,612
Net Loss from Operations	$	(1,040,214)	$(560,159)	$	(2,084,612)
Other Expense
Interest expense		11,178	-0-		11,178
Interest expense – related party		26,857	-0-		26,857
Civil Claim Contingency		286,875	-0-		286,875
Financing cost – related party		-0-	39,715		39,715
Total Other Expense		324,910	39,715		364,625
Net Loss		(1,365,124)	(599,874)		(2, 449,237)
BALANCE SHEET DATA
Total Assets		$38,120	$-0-

Total Liabilities		1,179,624	470,264
Stockholders Equity/Deficit		(1,141,505)	(470,264)

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Our net loss for fiscal year ended December 31, 2011 was ($ 1,365,124 ) compared to a net loss of ($599,874) during fiscal year ended December 31, 2010 (an increase of $ 765,250 ). During fiscal years ended December 31, 2011 and 2010, we did not generate any revenue.

During fiscal year ended December 31, 2011, we incurred operating expenses of approximately $ 1,040,214 compared to $560,159 incurred during fiscal year ended December 31, 2010 (an increase of $ 480,055 ). These operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) impairment of mineral property acquisition costs of $60,250 (2010: $-0-); (ii) impairment of prepaid royalties of $124,200 (2010: $-0-); (iii) professional fees of $ 360,093 (2010: $388,905); (iv) office – general expenses of $71,292 (2010: $17,875); and (v) general expenses – related party of $424,379 (2010: $152,784).

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

Other expenses incurred during fiscal year ended December 31, 2011 were: (i) interest expense of $ 11,178 (2010: $-0-; (ii) interest expense – related party of $26,857 (2010: $-0-); (iii) civil claim contingency of $286,875 (2010: $-0-); and (iv) financing cost – related party of $-0- (2010: $39,715).

Of the $ 1,040,214 incurred as operating expenses during fiscal year ended December 31, 2011, we incurred consulting fees of $0 payable to our officers and directors.

Our net loss during fiscal year ended December 31, 2011 was ($ 1,365,124 ) or ($0.0 2 ) per share compared to a net loss of ($599,874) or ($0.01) per share during fiscal year ended December 31, 2010. Our net loss during fiscal year ended December 31, 2011 increased primarily due to the recording of the civil claim contingency and the increase in operating expenses as discussed above. The weighted average number of shares outstanding was  95,160,958 for fiscal year ended December 31, 2011 compared to 61,793,151 for fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2011

As at fiscal year ended December 31, 2011, our current assets were $38,120 and our current liabilities were $ 1,014,246 , which resulted in a working capital deficit of $ 976,126 . As at fiscal year ended December 31, 2011, current liabilities were comprised of: (i) $ 50,207 in accounts payable; (ii) $ 83,998 in accounts payable – related parties; (iii) $563,206 in disputed liability – related party; (iv) $20,881 in accrued interest – related party; (v) $132,382 in convertible promissory notes – related party; (vi) $143,573 in convertible debt – related parties; and (vii) $20,000 in convertible debt. .

As at December 31, 2011, our total assets were $38,120. The total assets in fiscal year ended December 31, 2010 was $0.

As at December 31, 2011, our total liabilities were $ 1,179,624 comprised of: (i) $ 1,014,246 in current liabilities; (ii) $135,378 in mineral prospect obligation; and (iii) $30,000 in convertible debt – long term portion. The increase in liabilities during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the recording of the disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. We have recorded the balance of $716,469 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $20,881 as accrued interest. We have decided to content the current balance claimed to be due to Falco. It is our position that these amounts due are frivolous. See “Item 3. Legal Proceedings”.

Stockholders’ Deficit increased from ($470,264) for fiscal year ended December 31, 2010 to Stockholders’ Deficit of ($ 1,141,505 ) for fiscal year ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used in operating activities was ( $119,880 ), consisting primarily of a net loss of ($ 1,365,124 ). Net cash flows used in operating activities was adjusted by: (i) $ 505,633 for shares issued for services; (ii) $60,250 for impairment of mineral property acquisition costs; and (iii) $124,200 for impairment of prepaid royalties. Net cash flows used in operating activities was further changed by an increase of $ 94,572 in convertible debt for consulting, $11,178 in accrued interest, $ 20,881 in accrued interest to a related party ; and $1 60,249 in accounts payable and accrued expense – related party, and by a decrease of $ 18,595 in accounts payable and accrued expense.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes – Related Party

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through June 30, 2011, Dr. Jackson earned $18,000 of which $8,000 had been paid in cash leaving a balance of $10,000. We have recognized the future remaining obligation of the Consultant Agreement and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This results in a $79,596 increase in consulting fees for fiscal year ended December 31, 2011 and a convertible debt in the same amount. In addition to the $79,596 and $10,000, a further $10,752 has been accrued for interest for the six months ended December 31, 2011 for a total convertible debt of $100,348 at December 31, 2011. If converted at fair market value of $0.019 per share at December 31, 2011, approximately 5, 030,106 new shares of common stock would be issued.

Falco Investments Inc.

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”), of which $132,382 in represented in principal. As of December 31, 2011, we recorded a total of $716,469 due to the Creditor, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $20,881 as accrued interest. The Creditor had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the remainder of fiscal year 2011. Accrued interest was $20,881 and $-0- as of December 31, 2011 and December 31, 2010, respectively.

We have recognized $39,715 in beneficial conversion feature costs in connection with the convertible note. If the total $132,382 is converted, approximately 13,238,200 shares of common stock would be issued. The Creditor believes that we are obligated to reissue $271,331 of the total debt as notes convertible at about 80% of the fair value of the stock but we have not yet done so. If fully converted, approximately 27,133,109 new shares of common stock would be issued.

We have decided to contest the current balance claimed to be due to the Creditor. It is our opinion that these amounts due are baseless. No additional liabilities were recorded

Figueiredo Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of December 31, 2011, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share .

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe none will have a material effect on our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 12, 2012.	F-1

BALANCE SHEETS AS AT DECEMBER 31, 2011 AND DECEMBER 31, 2010.	F-2

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010 AND FOR THE PERIOD FROM INCEPTION (MARCH 32, 2006) TO DECEMBER 31, 2011.	F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2011.	F-4

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2010.	F-5

NOTES TO FINANCIAL STATEMENTS.	F-6

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Double Crown Resources, Inc.
(formerly Denarii Resources, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Double Crown Resources, Inc.  (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception on March 23, 2006 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Crown Resources, Inc.  (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception on March 23, 2006 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the accompanying financial statements, the Company has reclassified various accounts in its financial statements as of and for the year ended December 31, 2011.

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
May 12, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	December 31	December 31
	2011	2010

ASSETS

Current assets
Cash	$38,120	$-
Total current assets	$38,120	$-

LIABILITIES

Current Liabilities
Accounts payable	$50,207	$83,802
Accounts payable - related parties	83,998	236,080
Disputed Liability - Related Party (Notes 6 and 9)	563,206	-
Accrued Interest - Related Party (Notes 6 and 9)	20,881	-
Convertible promissory notes - related party (Notes 6 and 9)	132,382	132,382
Convertible debt - related parties (Note 5)	95,572	6,000
Convertible debt - related party (Note 8)	48,000	12,000
Convertible debt (Note 5)	20,000	-
Total current liabilities	1,014,246	470,264

Long Term Liabilities
Mineral prospect obligation (Note 5)	135,378	-
Convertible debt - long term portion (Note 5)	30,000
Total Long Term Liabilities	165,378	-

Total liabilities	1,179,624	470,264

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value 148,549,999 and 61,900,000 issued and outstanding at December 31, 2011 and December 31, 2010 respectively	148,550	61,900
Common stock payable	1,000	8,034
Common stock receivable	(24,000)	-
Additional paid-in capital	1,182,182	543,915
Deficit accumulated during exploration	(2,449,237)	(1,084,113)
Total stockholders' deficit	(1,141,504)	(470,264)

Total liabilities and stockholders' deficit	$38,120	$-

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From inception (March 23, 2006) through December 30, 2011
	Twelve months ended
	December 31, 2011	December 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral property acquisition costs	60,250	-	70,250
Impairment of prepaid royalties	124,200	595	124,795
Professional fees	360,093	388,905	1,094,541
Office - general expenses	71,292	17,875	96,178
General expenses - related party	424,379	152,784	698,848
Total Operating Expenses	1,040,214	560,159	2,084,612

LOSS FROM OPERATIONS	(1,040,214)	(560,159)	(2,084,612)
OTHER EXPENSE
Interest Expense	11,178	-	11,178
Interest Expense - related party	26,857	-	26,857
Civil Claim Contingency	286,875	-	286,875
Financing cost - related party	-	39,715	39,715
TOTAL OTHER EXPENSE	324,910	39,715	364,625

NET LOSS BEFORE INCOME TAXES	(1,365,124)	(599,874)	(2,449,237)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(1,365,124)	$(599,874)	$(2,449,237)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	89,147,807	61,793,151

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From Inception March 23, 2006 through December 31, 2011

	Common Stock		Additional Paid-in	Subscriptions Payable		Common Stock	Accumulated Deficit During Exploration	Total Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance at inception - March 23, 2006	-	$-	$-	-	-	-	$-	$-

Shares issued to founder's - March 23, 2006 at $0.0002 per share	48,000,000	48,000	(38,000)	-	-	-	-	10,000

Net (loss) for period from inception on March 23, 2006 to December 31, 2006	-	-	-	-	-	-	(22,826)	(22,826)
Balance, December 31, 2006	48,000,000	48,000	(38,000)	-	-	-	(22,826)	(12,826)

Shares issued for cash - July 1, 2007 at $0.0167 per share	1,500,000	1,500	23,500	-	-	-	-	25,000

Shares issued for cash - September 28, 2007 at $0.0167 per share	1,188,000	1,188	18,612	-	-	-	-	19,800

Cancellation of founder's shares - October 3, 2007 at $0.00013333 per share	(2,988,000)	(2,988)	2,988	-	-	-	-	-

Net (loss) for the year ended December 31, 2007	-	-	-	-	-	-	(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700	7,100	-	-	-	(64,401)	(9,601)

Shares issued for cash - June 2, 2008 at $0.0167 per share	600,000	600	9,400	-	-	-	-	10,000

Shares issued for services - June 2, 2008 at $0.0167 per share	12,000,000	12,000	188,000	-	-	-	-	200,000

Shares payable for services - October 10, 2008 at $0.0167 per share	-	-	9,400	600,000	600	-	-	10,000

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,300	213,900	600,000	600	-	(297,499)	(22,699)

Shares payable for services - March 11, 2009 at $0.0167 per share	600,000	600	-	(600,000)	(600)	-	-	-

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	-	(186,740)	(186,740)
Balance, December 31, 2009	60,900,000	60,900	213,900	-	-	-	(484,239)	(209,439)

Shares issued for services - February 9, 2010 at $0.14 per share	1,000,000	1,000	139,000	-	-	-	-	140,000

Shares issuable for Cash paid directly to vendors reducing payables- April 14, 2010 at $0.029 per share 1,700,000 shares issuable	-	-	23,300	1,700,000	1,700	-	-	25,000

Shares issuable for Cash paid directly to related parties to reduce the party's payable May 26, 2010 at $0.032 per share 2,000,000 shares issuable	-	-	38,000	2,000,000	2,000	-	-	40,000

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	7,000	333,333	333	-	-	7,333

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	14,000	666,666	667	-	-	14,667

Beneficial conversion feature on convertible notes - October 21, 2010	-	-	39,715	-	-	-	-	39,715

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	31,500	1,500,000	1,500	-	-	33,000

Shares issuable for services - October 1, 2010 at $0.021772 per share	-	-	31,500	1,500,000	1,500	-	-	33,000

Shares issuable for services - November 1, 2010 at $0.021772 per share	-	-	6,000	333,334	333	-	-	6,333

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	(599,874)	(599,874)

Balance, December 31, 2010	61,900,000	61,900	543,915	8,033,333	8,033	-	(1,084,113)	(470,265)

Shares payable issued - February 23, 2011 at $0.0147 per share	1,700,000	1,700	-	(1,700,000)	(1,700)	-	-	-

Shares payable issued - February 23, 2011 at $0.02 per share	2,000,000	2,000	-	(2,000,000)	(2,000)	-	-	-

Shares issued for services - March 16, 2011 at $0.02 per share	5,666,666	5,667	107,666	-	-	-	-	113,333

Shares payable issued - March 16, 2011 at $0.021772 per share	4,333,333	4,333	-	(4,333,333)	(4,333)	-	-	-

Shares payable for mineral property rights - March 31, 2011 at $0.021 per share	250,000	250	5,000	-	-	-	-	5,250

Shares issued for debt conversion - May 9, 2011 at $0.015 per share	300,000	300	14,700	-	-	-	-	15,000

Shares payable for services - June 27, 2011 at $0.012 per share	300,000	300	3,300	-	-	-	-	3,600

Share subscriptions payable - June 29, 2011	500,000	500	4,500	-	-	-	-	5,000

Share subscriptions payable - August 12, 2011	-	-	4,000	1,000,000	1,000	-	-	5,000

Shares subscriptions receivable issued - August 12, 2011 at $0.005 per share	2,800,000	2,800	11,200	-	-	(14,000)	-	-

Shares issued for cash - August 12, 2011 at $0.01 per share	4,000,000	4,000	36,000	-	-	-	-	40,000

Shares issued for cash - August 12, 2011 at $0.005 per share	26,600,000	26,600	106,401	-	-	-	-	133,001

Shares issued for services - September 19, 2011 at $0.079 per share	28,000,000	28,000	193,200	-	-	-	-	221,200

Shares issued for debt conversion - September 20, 2011 at $0.0251 per share	2,000,000	2,000	48,200	-	-	-	-	50,200

Shares subscript receivable issued - December 29, 2011 at $.005 per share	2,000,000	2,000	8,000			(10,000)		-

Shares issued for services - December 31, 2011 at $0.005 per share	6,200,000	6,200	96,100	-	-	-	-	102,300

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,365,124)	(1,365,124)
Balance, December 31, 2011	148,549,999	148,550	1,182,182	1,000,000	1,000	(24,000)	(2,449,237)	(1,141,504)

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Twelve months ended		From inception (March 23, 2006)
	December 31, 2011	December 31, 2010	through December 31, 2011

OPERATING ACTIVITIES
Net loss	$(1,365,124)	$(599,874)	$(2,449,237)
Adjustments to reconcile net loss from operations:
Shares issued for services	505,633	234,334	949,967
Impairment of mineral property acquisition costs	60,250	-	60,250
Impairment of prepaid royalties	124,200	-	134,200
Beneficial Conversion Feature	-	39,715	39,715
Civil Claim Contingency	286,875	-	286,875
Change in operating assets and liabilities:
Increase (decrease) in convertible debt for consulting	94,572	-	94,572
decrease (increase) in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expense	(18,595)	64,735	65,207
Increase in accrued interest	11,178	-	11,178
Increase in accrued interest to a related party	20,881	-	20,881
Increase (decrease) in accounts payable and accrued expense related party	160,249	261,090	611,711
Net cash used in operating activities	(119,880)	-	(174,680)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from subscriptions payable	45,000	-	45,000
Proceeds from issuance of common stock	113,000	-	177,800
Net cash provided by financing activities	158,000	-	222,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,120	-	38,120

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$38,120	$-	$38,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$5,000	$-	$5,000
Convertible debt issued for mineral property	$50,000	$-	$50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$186,929	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$40,000	$40,000
Shares payable for mineral property	$5,250	$-	$5,250
Shares Issued for Subscriptions Receivable	$24,000	$-	$24,000
Shares issued for services	$505,633	$-	$645,633
Shares issued for conversion of debt	$65,200	$-	$65,200

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any

 DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 2 - GOING CONCERN - (CONTINUED)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of  disputed liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring other than the impairment of the Software development intangible as described in Note 5 of these footnotes.

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

Advertising Costs

Advertising costs, including media advertising, design and printing of coupons, and other advertising, which are included in Office – General expenses, are expensed when the advertising first takes place. Advertising expenses were $57,412 and $2,310 during the years ended December 31, 2011 and December 31, 2010, respectively.

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

NOTE 4 – CORRECTION AND RECLASSES

Correction of Error of Unaudited Operations

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

Balance Sheet
	December 31, 2011 As Filed	Adjustment	December 31, 2011 (Audited)

Current Assets
Cash	$38,119	$1	$38,120
Total current assets	38,119	1	38,120

Total Assets	$38,119	$1	$38,120

Current Liabilities
Accounts payable - related parties	401,476	(317,478)	83,998
Disputed Liability - Related Party (Notes 5 and 8)	-	563,206	563,206
Accrued Interest - Related Party (Notes 5 and 8)	22,734	(1,853)	20,881
Convertible promissory notes - related party (Notes 5 and 8)	419,257	(286,875)	132,382
Convertible debt - related parties (Note 4)	100,572	(5,000)	95,572
Convertible debt - related party (Note 7)	-	48,000	48,000
Total current liabilities	$1,014,246	$-	$1,014,246

Stockholders' Equity (Deficit)
Deficit accumulated during exploration	(2,449,237)	1	(2,449,236)
Total stockholders' deficit	(1,141,505)	1	(1,141,505)

Total liabilities and stockholders' deficit	$38,119	$1	$38,120

Statement of Operations

	For the Twelve		For the Twelve
	Months Ended		Months Ended
	December 31, 2011	Adjustment	December 31, 2011
	As Filed		(Audited)

LOSS FROM OPERATIONS	(1,040,214)	-	(1,040,214)
Other Expenses
Interest Expense	38,035	(26,857)	11,178
Interest Expense - Related Party	-	26,857	26,857

NET LOSS FOR THE PERIOD	$(1,365,124)	$-	$(1,365,124)

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 4 – CORRECTION AND RECLASSES - (CONTINUED)

Reclassification of an Audited Balance Sheet from a Previous Period

Balance Sheet
	December 31, 2010		December 31, 2010
	As Filed	Adjustment	(Audited)

Current Liabilities
Accounts payable - related parties	248,080	(12,000)	236,080
Convertible debt - related party (Note 7)	-	12,000	12,000
Total current liabilities	$470,264	$-	$470,264

NOTE 5 – CONVERTIBLE DEBT

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company has paid $5,000 and has issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, the Company will pay to Kwiatkowskis a further $20,000 either in half cash and half shares or all shares at the option of the Kwiatkowski; (iii) at the end of year two, the Company will pay to Kwiatkowskis a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowskis; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects. If the Kwiatkowskis were to convert the debt of $20,000 and $30,000, this would result in the issuance of 2,631,579 additional shares of common stock. No such exploration or development work was conducted during 2011.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 5 - CONVERTIBLE DEBT – (CONTINUED)

On February 9, 2012 the Company issued to Gloria and Richard Kwiatkowski 256,411 and 256,410 shares respectively at the market price of $0.0390 to satisfy the payment of $20,000 outlined in (ii) above.

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $11,178 and $0 as of December 31, 2011 and December 31, 2010 respectively.

Convertible Promissory Notes – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. Jackson shall be entitled to monthly compensation of $2,000 representing aggregate compensation of $120,000. The compensation may be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through the period ended June 30, 2011, at which point a change in management occurred, Stewart Jackson had earned $18,000 based on this agreement, $8,000 of which had been paid off, leaving a balance of $10,000. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in a $79,596 increase in consulting fees for the year ended December 31, 2011 and a convertible debt in the same amount as of December 31, 2011.

In addition to the $79,596 and the $10,000 described above, another $5,976 has been accrued for interest for the six months ended December 31, 2011, for a total convertible debt of $95,572 at December 31, 2011. If converted at the fair market value of $0.019 per share at December 31, 2011, approximately 5,030,106 new shares would be issued. No such exploration or development work was conducted during 2011.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 6 – CONVERTIBLE PROMISSORY NOTE RELATED PARTY

The Company has recorded a total of $713,469 due to Falco Investments, Inc. as of December 31, 2011, of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $20,881 as accrued interest.

Falco Investments Inc. had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the remainder of the year. Accrued interest was $20,881 and $0 as of December 31, 2011 and December 31, 2010 respectively.

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

Falco believes that the Company is obligated to reissue $271,331 of their total debt as notes convertible at about 80% of the fair value of the stock, but the Company has not yet done so. If fully converted, approximately 27,133,100 new shares would be issued.

Please refer to footnote 8 for further debts and obligations to Falco.

NOTE 7 – STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

Please refer to the Form 10-K/A as filed on April 14, 2011 for the transaction details for all issuances from inception (March 23, 2006) through December 31, 2010.

 DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 7 – STOCKHOLDERS' DEFICIT – (CONTINUED)

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

On March 31, 2011, the company issued 250,000 shares in accordance with the terms of the option agreement relating to the Bateman Proposal valued at $5,250. The cost per share is $0.021.

On May 09, 2011, the company issued 300,000 shares for debt owed to the Sutton Oil Company valued at $15,000. The cost per share was $0.050.

On June 27, 2011, the company issued 300,000 shares pursuant to a consulting agreement with Glen Soler, a related party for consulting services. The cost per share is $0.012.

On June 30, 2011, the company issued 500,000 shares in a private placement to Foxton Holdings for cash in the amount of $5,000. The cost per share is $0.01.

On August 12, 2012, the Company issued 26,600,000 shares in a private placement for cash valued at $133,000. These shares were valued at $0.005 per share.

On August 12, 2012, the Company issued 4,000,000 shares in a private placement for cash to related parties for $20,000. The Company valued these shares at market at $0.01. The remaining $20,000 was recognized as a compensation expense.

On September 19, 2011 the company issued 28,000,000 shares to the board of directors and additional key parties for services rendered in the amount of $221,200. These shares were issued at the share price of $0.0079.

 DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 7 – STOCKHOLDERS' DEFICIT – (CONTINUED)

On September 20, 2011, the company issued 2,000,000 shares for debt conversion valued at $50,200. The cost per share was $0.0251.

On November 21, 2011, the Company issued 6,200,000 for services valued at $102,300. These shares were issued at $0.0165 per share.

Subscriptions Payable

On August 12, 2011, the company authorized 1,000,000 shares issuable in a private placement for cash in the amount of $5,000. The cost per share is $0.005.

Subscriptions Receivable

On August 12, 2011 the Company issued 2,800,000 shares in a private placement for subscriptions receivable valued at $14,000. These shares were issued at $0.005 per share.

On December 29, 2011 the company issued 2,000,000 shares for subscriptions receivable valued at $10,000. These shares were issued at $0.005 per share. See Note 10 for further details on this issuance.

Stock Warrants

The following is a summary of warrants balance as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Expiration Date

Balance, December 31, 2010	-	-

Warrants granted and assumed	1,966,666	0.04	June 30, 2012
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, December 31, 2011	1,966,666	0.04

All warrants outstanding as of December 31, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

 DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 7 – STOCKHOLDERS' DEFICIT – (CONTINUED)

All warrants have been issued as a cost of issue as part of a unit that included a warrant and a share. The value of the warrants issued has no effect on the financial statements.

The company has authorized 500,000,000 common shares with a par value of $0.001. As of December 31, 2011 there were a total of 148,549,999 shares issued and outstanding and 1,000,000 shares authorized for issuance but not yet issued and outstanding (common stock payable). If all convertible debts and warrants were exercised, approximately 51,599,650 additional shares would be issued.

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

The current debt of $24,000 to Claus is unsecured, non-interest bearing, due on demand, is included in the “Accounts Payable – Related Party” figure on the balance sheet.

The $48,000 current debt to Figueiredo is payable in cash or convertible into 1,600,000 common shares of the Company’s common stock at the price of $0.0 3 and is included in the “Convertible Debt – Related Party” figure on the balance sheet.

NOTE 9 – DISPUTED LIABILITIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $713,469 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $20,881 as accrued interest. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. Falco Investments initiated a lawsuit in November of 2011.

 DOUBLE CROWN RESOURCES, INC
Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

NOTE 10 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $339,054 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2011	2010

Book loss for the year	$(972,446)	$(599,874)
Adjustments:
Stock based compensation	419,333	274,049
Impairment of intangible	184,450	-
Tax loss for the year	$(368,663)	$(325,825)
Estimated effective tax rate	35%	35%
Deferred tax asset	$129,031	$114,039

The total valuation allowance is $335,992. Details for the last two periods are as follows:

For the period ended December 31,	2011	2010

Deferred tax asset	$339,054	$210,022
Valuation allowance	(339,054)	(210,022)
Current taxes payable	-	-
Income tax expense	$-	$-

 DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2011

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2011	$368,663	2031
2010	$325,825	2030
Prior to 2010	$274,239	Prior to 2030

NOTE 1 1 – SUBSEQUENT EVENTS

On November 21, 2011, motion was made by Paul Murphy to the Board of Directors to appoint Mark Duncan as a new Director on the Board of Directors for Double Crown Resources, Inc., effective January 9, 2012.  Motion was seconded by Jerold Drew.  Discussion:  Because Mr. Duncan is with MCF (a publicly traded company), he will need to get his CEO’s concurrence that he may sit on this Board of Directors in a public fashion.  Mr. Duncan will receive 4,000,000 shares as his compensation package, with the option of purchasing up to 10,000,000 private placement shares at $0.005 by January 31, 2012. Following discussion, the motion was unanimously approved. As of January 31, 2012, Mr. Duncan has exercised his option to purchase 2 million of the available 10 million common shares.

On January 9, 2012 the Company received $10,000 for 2,000,000 shares of common stock receivable issued December, 29, 2012.

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

Our management is involved in other business activities and may,in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

DOUBLE CROWN RESOURCES INC.

Dated: May 17, 2012	By:	/s/ David Figueiredo
David Figueiredo
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: May 17, 2012	By:	/s/ David Figueiredo
David Figueiredo
Chief Financial Officer