Form 10-Q
period 2012-03-31
DOUBLE CROWN RESOURCES INC.
filed 2012-05-29
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Double Crown Resources Inc.
(Name of small business issuer in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2312 N. Green Valley Pkwy., Suite 1026, Henderson, Nevada 89014
(Address of principal executive offices)

(707) 961-6016
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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 21, 2012
Common Stock, $0.001	165,472,820

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)

	March 31	December 31
	2012	2011

ASSETS

Current assets
Cash	$34,507	$38,120
Prepaid Consulting Fees	1,248	-
Total current assets	$35,755	$38,120

LIABILITIES

Current Liabilities
Accounts payable	$43,151	$50,207
Accounts payable - related parties	77,998	83,998
Disputed Liability - Related Party (Note 6)	563,206	563,206
Accrued Interest - Related Party	42,375	20,881
Convertible promissory notes - related party	132,382	132,382
Convertible debt - related parties (Note 4)	98,104	95,572
Convertible debt - related party	48,000	48,000
Convertible debt (Notes 4 & 5)	-	20,000
Total current liabilities	1,005,216	1,014,246

Long Term Liabilities
Mineral prospect obligation (Note 4)	137,909	135,378
Convertible debt - long term portion (Note 4)	30,000	30,000
Total Long Term Liabilities	167,909	165,378

Total liabilities	1,173,125	1,179,624

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value 165,472,820 and 148,549,999 issued and outstanding at March 31, 2012 and December 31, 2011 respectively	165,473	148,550
Common stock payable	6,700	1,000
Common stock receivable	-	(24,000)
Additional paid-in capital	1,934,793	1,182,182
Deficit accumulated during exploration	(3,244,336)	(2,449,237)
Total stockholders' deficit	(1,137,370)	(1,141,504)

Total liabilities and stockholders' deficit	$35,755	$38,120

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		From inception (March 23, 2006) through
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral property acquisition costs	-	60,250	70,250
Impairment of prepaid royalties	-	124,200	124,795
Professional fees	580,084	126,336	1,674,625
Office - general expenses	34,737	4,062	130,915
General expenses - related party	33,688	28,626	732,536
Total Operating Expenses	648,509	343,474	2,733,121

LOSS FROM OPERATIONS	(648,509)	(343,474)	(2,733,121)
OTHER (INCOME) EXPENSE
Interest Expense	3,726	-	14,904
Interest Expense - related party	22,830	-	49,687
Civil Claim Contingency	-	-	286,875
Gain on cancelation of debt	-	-	-
Financing cost - related party	120,034	-	159,749
TOTAL OTHER EXPENSE	146,590	-	511,215

NET LOSS BEFORE INCOME TAXES	(795,099)	(343,474)	(3,244,336)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(795,099)	$(343,474)	$(3,244,336)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	158,882,569	65,046,667

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended		From inception (March 23, 2006) through
	March 31, 2012	March 31, 2011	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(795,099)	$(343,474)	$(3,244,336)
Adjustments to reconcile net loss from operations:
Shares issued for services	589,000	234,334	1,538,967
Impairment of mineral property acquisition costs	-	-	60,250
Impairment of prepaid royalties	-	-	134,200
Beneficial Conversion Feature	-	39,715	39,715
Civil Claim Contingency	-	-	286,875
Financing cost of warrants issued	120,034	-	120,034
Change in operating assets and liabilities:
Increase (decrease) in convertible debt for consulting	2,532	-	97,104
decrease (increase) in prepaid expenses	(1,248)	-	(1,248)
Increase (decrease) in accounts payable and accrued expense	(7,057)	64,735	58,151
Increase in accrued interest	3,726	-	14,904
Increase in accrued interest to a related party	20,299	-	41,180
Increase (decrease) in accounts payable and accrued expense related party	-	261,090	611,711
Net cash used in operating activities	(67,813)	256,400	(242,493)

INVESTING ACTIVITIES
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from subscriptions payable	4,000	-	49,000
Proceeds from issuance of common stock	50,200	-	228,000
Proceeds from subscriptions receivable	10,000	-	10,000
Net cash provided by financing activities	64,200	-	287,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,613)	256,400	34,507

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	38,120	-	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$34,507	$256,400	$34,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	$-	$5,000
Convertible debt issued for mineral property	$-	$-	$50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$186,929	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$40,000	$40,000
Shares payable for mineral property	$-	$-	$5,250
Shares Issued for Subscriptions Receivable	$(14,000)	$-	$10,000
Shares issued for services	$589,000	$-	$1,234,633
Shares issued for conversion of debt	$26,000	$-	$91,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. (Formerly “Denarii Resources, Inc.”) ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These are condensed notes and should be read in conjunction with the audited financial statements from the year ending December 31, 2011.

Effective on March 25, 2012, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the resignation of Paul Murphy as a member of the Board of Directors. Mr. Murphy, however, will remain as the president and sole director of the subsidiary of the Company, Denarii Resources Inc., an Ontario corporation.

Effective on April 5, 2012, the Board of Directors accepted the consent of Allen E. Lopez as a member of the Board of Directors. Therefore, as of the date of this Current Report, the Board of Directors consists of Jerry Drew, Glenn Soler, Marc Duncan and David Figueiredo.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of March 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through March 31, 2012 of $3,244,336.

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
March 31, 2012

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
March 31, 2012

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 4 – CONVERTIBLE DEBT

Mineral Prospect Obligation

Effective on February 9, 2011 the company entered into an agreement between the Company and Richard and Gloria Kwiatkowski (“the Seller”). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”).

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

As part of this agreement, the Company issued a convertible debt of $20,000 to the Seller. In conjunction with this debt, there was no debt discount or beneficial conversion feature recorded since the conversion privilege was contingent on the current market value of the shares at the date of the notice of conversion. Accordingly, on February 9, 2012 the Company issued to Gloria and Richard Kwiatkowski 256,411 and 256,410 shares respectively at the market price of $0.0390 to satisfy the $20,000 Debt.

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $13,709 and $11,178 as of March 31, 2012 and December 31, 2011 respectively.

Convertible Promissory Notes – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in an $89,596 being recorded as a related party convertible debt.

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $2,532 has been recorded for the three months ended March 31, 2012, for a total convertible debt of $98,104 at March 31, 2012. If converted at the fair market value of $0.019 per share at March 31, 2012, approximately 5,163,368 new shares would be issued.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

Please refer to the Form 10-K/A as filed on May 18, 2012 for the transaction details for all issuances from inception (March 23, 2006) through March 31, 2012.

On January 9, 2012 the company issued 5,000,000 shares to independent contractors for services rendered in the amount of $85,000. These shares were issued at the share price of $0.017.

On January 31, 2012, the Company issued 1,000,000 shares for cash. The cost per share was $0.005. These shares were previously recorded as Common stock payables.

On February 9, 2012, the company issued 512,821 shares in accordance with the terms of the Mineral Prospect Obligation (see Note 4) for the conversion of a $20,000 Debt. The cost per share is $0.039.

On February 9, 2012, the Company issued 1,000,000 shares in a private placement for cash valued at $10,000. These shares were valued at $0.01 per share.

On February 9, 2012, the Company issued 1,110,000 shares in a private placement for cash valued at $22,200. These shares were valued at $0.02 per share.

On February 9, 2012, the Company issued 3,600,000 shares in a private placement for cash valued at $18,000. These shares were valued at $0.005 per share.

On February 9, 2012, the company issued 1,000,000 shares pursuant to a consulting agreement with Glen Soler, a related party for consulting services. The cost per share is $0.039. Of this issuance, $6,000 was in satisfaction of payables owed to Mr. Soler as of March 31, 2012; accordingly, the remaining $33,000 in value was recorded as a related party consulting expense.

On February 9, 2012 the company issued 6,500,000 shares to independent contractors for services contracts in the amount of $253,500. These shares were issued at the share price of $0.039.

Subscriptions Payable

On January 12, 2012, the Company authorized 1,500,000 shares issuable for services rendered in the amount of $22,500. The cost per share is $0.02.

On February 9, 2012, the Company authorized 5,000,000 shares issuable for services rendered in the amount of $195,000. The cost per share is $0.04.

On February 9, 2012, the company authorized 200,000 shares issuable in a private placement for cash in the amount of $4,000. The cost per share is $0.02.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 5 – STOCKHOLDERS' DEFICIT – (CONTINUED)

Subscriptions Receivable

On January 9, 2012, 2,800,000 shares previously issued on August 12, 2011 a private placement for subscriptions receivable valued at $14,000 were canceled and returned to treasury. These shares were issued at $0.005 per share.

On January 9, 2012, the Company received cash of $10,000 for 2,000,000 shares issued on December 29, 2011 at $0.005 per share.

Stock Warrants

The following is a summary of warrants balance as of March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	-	-
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, March 31, 2012	1,966,666	0.04

All warrants outstanding as of March 31, 2012 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

All warrants have been issued as a cost of issue as part of a unit that included a warrant and a share. The value of the warrants issued has no effect on the financial statements.

On January 9, 2012 the company issued 10,000,000 warrants to a related party with an expiration date of January 31, 2012. The value of these warrants is $120,034 and was calculated using the Black-Scholes model with the following variables; strike price $0.005, market value as of January 9, 2012 of $0.017, risk free rate of return of 1.25%, term of 20 days and volatility of 139%. 2,000,000 of the warrants were exercised on January 9, 2012 and the remaining 8,000,000 expired on January 31, 2012.

The company has authorized 500,000,000 common shares with a par value of $0.001. As of March 31, 2012 there were a total of 165,472,820 shares issued and outstanding and 6,700,000 shares authorized for issuance but not yet issued and outstanding (common stock payable). If all convertible debts and warrants were exercised, approximately 51,473,334 additional shares would be issued.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 6 – DISPUTED LIABILITIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $737,963 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $42,375 as accrued interest. During the three months ended March 31, 2012, the Company recorded an additional $21,494 in “Interest expense – related party” pursuant to these terms. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. Falco Investments initiated a lawsuit in November of 2011.

NOTE 7 – SUBSEQUENT EVENTS

Effective April 5, 2012, the Board of Directors of the Company authorized the issuance to Allen Lopez of an aggregate of 5,000,000 shares of restricted common stock as compensation for his role as a member of the Board of Directors.

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

We also issued a convertible note of $20,000 to the Kwiatkowski, which was convertible into shares of our common stock at the market value of the shares on the date of the notice of conversion. Accordingly, on February 9, 2012 we issued to Richard and Gloria Kwiatkowski 256,411 and 256,410 shares, respectively, at the market price of $0.0390 to satisfy the $20,000 debt.

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $13,709 and $11,178 as of March 31, 2012 and December 31, 2011 respectively.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

Our net loss for the three month period ended March 31, 2012 was ($795,099) compared to a net loss of ($343,474) during the three month period ended March 31, 2011, an increase of $451,625. During the three month periods ended March 31, 2012 and 2011, we did not generate any revenue.

During the three month period ended March 31, 2012, we incurred operating expenses of $648,509 compared to $343,474 incurred during the three month period ended March 31, 2011. Operating expenses incurred during the three month period ended March 31, 2012 consisted of: (i) impairment of mineral property acquisition costs of $-0- (2011: $60,250); (ii) impairment of prepaid royalties of $-0- (2011: $124,200; (iii) professional fees of $580,084 (2011: $126,336); (iv) office - general expenses of $34,737 (2011: $4,062); and (v) general expenses - related party of $33,688 (2011: $28,626). The increase in operating expenses was primarily attributable to an increase in the following items: (i) professional fees of $454,995, which was attributable to an increase in the scope and scale of our business operations involving identification of acquisition of further mineral properties and potential involvement in frac-drilling. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the three month period ended March 31, 2012 were interest expense – related party of $22,830 (2011: $-0-), $3,726 (2011: $-0-) and financing cost - related party of $120,034 (2011: $-0-) resulting in other expenses of $146,590 (2011: $-0-).

Thus, our net loss from operations during the three month period ended March 31, 2012 was ($795,099) compared to a net loss from operations during the three month period ended March 31, 2011 of ($343,474). The weighted average number of shares outstanding was 158,882,569 for the three month period ended March 31, 2012 compared to 65,046,667 for the three month period ended March 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As of March 31, 2012, our current assets were $35,755 and our current liabilities were $1,005,216, which resulted in a working capital deficit of $969,461. As of March 31, 2012, current assets were comprised of $34,507 in cash and $1,248 in prepaid consulting fees. As of March 31, 2012, our current liabilities consisted of: (i) $43,151 in accounts payable; (ii) $77,998 in accounts payable – related parties; (iii) $563,206 in disputed liability - related party; (iv) $42,375 in accrued interest – related party; (v) $132,382 in convertible promissory notes – related party; (vi) $98,104 in convertible debt – related parties; and (vii) $48,000 in convertible debt - related party.

As of March 31, 2012, our total assets were $35,755 comprised of current assets. Our total assets for fiscal year ended December 31, 2011 were $38,120.

As of March 31, 2012, our total liabilities were $1,173,125 comprised of: (i) current liabilities of $1,005,216; (ii) mineral prospect obligation of $137,909; and (iii) convertible debt – long term portion of $30,000. Our total liabilities for fiscal year ended December 31, 2011 were $1,179,624. Our total liabilities increased primarily due to the recording of the disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. As of March 31, 2012, we have recorded the balance of $737,963 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $42,375 as accrued interest. We have decided to content the current balance claimed to be due to Falco. It is our position that these amounts due are frivolous. See “Item 3. Legal Proceedings”.

Stockholders’ deficit decreased from ($1,141,504) as of December 31, 2011 to ($1,137,370) as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2012, net cash flows used in operating activities was ($67,813) compared to net cash flow from operating activities of $256,400 during the three month period ended March 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of ($795,099) (2011: $343,474), which was adjusted by: (i) $589,000 (2011: $234,334) in shares issued for services; (ii) $120,034 in financing cost of warrants issued (2011: $-0-); and (iii) $-0- (2011: $39,715 in beneficial conversion feature. Net cash flows used in operating activities during the three month period ended March 31, 2012 was further changed by an increase of $2,532 in convertible debt for consulting, $3,726 in accrued interest and $20,299 in accrued interest to a related party, and by a decrease of ($1,248) in accounts payable and accrued expense. Net cash flows from operating activities during the three month period ended March 31, 2011 was further changed by an increase of $64,735 in accounts payable and accrued expense and by $261,090 in accounts payable and accrued expense - related party.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2012 and March 31, 2011, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the three month period ended March 31, 2012, net cash flows provided by financing activities was $64,200 consisting of $4,000 in proceeds from subscriptions payable, $50,200 in proceeds from issuances of common stock and $10,000 from proceeds from subscriptions receivable. For the three month period ended March 31, 2011, net cash flows provided by financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes – Related Party

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through June 30, 2011, Dr. Jackson earned $18,000 of which $8,000 had been paid in cash leaving a balance of $10,000. We have recognized the future remaining obligation of the Consultant Agreement and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This results in a $89,595 increase in consulting fees for fiscal year ended December 31, 2011 and a convertible debt in the same amount. In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $10,269 has been recorded for the three months ended March 31, 2012, for a total convertible debt of $105,842 at March 31, 2012. If converted at the fair market value of $0.019 per share at March 31, 2012, approximately 5,570,609 new shares would be issued.

Convertible Promissory Notes – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in an $89,596 being recorded as a related party convertible debt.

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $2,532 has been recorded for the three months ended March 31, 2012, for a total convertible debt of $98,104 at March 31, 2012. If converted at the fair market value of $0.019 per share at March 31, 2012, approximately 5,163,368 new shares would be issued.

Falco Investments Inc.

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”), of which $132,382 in represented in principal. As of December 31, 2011, we recorded a total of $716,469 due to the Creditor, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $42,375  as accrued interest. The Creditor had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the remainder of fiscal year 2011. During the three month period ended March 31, 2012, an additional $21,494 in interest accrued. The accrued interest of $21,494 as of March 31, 2012 recorded as "interest expense - related party".

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

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of March 31, 2012, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share .

Claus Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with Steve Claus (the “Claus Consultant Agreement”). In accordance with the terms and provisions of the Claus Consultant Agreement, we were to pay to Mr. Claus monthly compensation of $2,000. As of March 31, 2012, the amount owed to Mr. Claus is $24,000. This amount due and owing to Mr. Claus is unsecured, non-interest bearing and due on demand.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to form an audit committee, which we expect to be partially, if not fully, implemented by December 31, 2012.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED TO DIRECTOR

During the three month period ended March 31, 2012, we authorized the issuance of an aggregate 5,000,000 shares of our restricted common stock to Allen Lopez as consideration for appointment and role as a member of the Board of Directors.

The aggregate of 5,000,000 shares of common stock will be issued to Mr. Lopez as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Lopez acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on March 25, 2012, our Board of Directors accepted the resignation of Paul Murphy as a member of the Board of Directors. Mr. Murphy, however, will remain as the president and sole director of our subsidiary, Denarii Resources Inc., an Ontario corporation.

Effective on April 5, 2012, our Board of Directors accepted the consent of Allen E. Lopez as a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of Jerry Drew, Glenn Soler, Marc Duncan and David Figueiredo.

Biography.  During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Currently, Mr. Lopez is a director of oilfield services with M. Nasr Partners P.C., where he has been involved in mixed use planned development projects for the past ten years. Mr. Lopez was also the former president of Canaan Consulting Inc., where he had over twenty years experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Certain of these projects include the following:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

DOUBLE CROWN RESOURCES INC.

Dated: May 25, 2012	By:	/s/ David Figueiredo
David Figueiredo
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: May 25, 2012	By:	/s/ David Figueiredo
David Figueiredo
Chief Financial Officer