Form 10-Q
period 2012-06-30
DOUBLE CROWN RESOURCES INC.
filed 2012-08-03
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 23, 2012
Common Stock, $0.001	173,889,475

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
JUNE 30, 2012

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
Assets:	2012	2011
	(Unaudited)	(Audited)
Cash	$4,096	$38,120
Total Current Assets	4,096	38,120

Total Assets	$4,096	$38,120

Liabilities:
Current Liabilities
Accounts Payable	$43,150	$50,208
Accounts Payable - Related Parties	77,998	83,998
Disputed Liability - Related Party (Note 7)	563,206	563,206
Accrued Interest - Related Party (Note 7)	63,869	20,881
Convertible Promissory Notes - Related Party (Note 7)	132,382	132,382
Convertible Debt - Related Parties (Note 5)	148,635	143,572
Convertible Debt - Non Related Party (Note 4 & 6)	-	20,000
Total Current Liabilities	1,029,240	1,014,247

Non-Current Liabilities:
Mineral Prospect Obligation (Note 4)	141,635	135,378
Convertible Debt - Long Term (Note 4)	30,000	30,000
Total Non-Current Liabilities	171,635	165,378

Total Liabilities	1,200,875	1,179,625

Stockholders' Equity (Deficit):

Common Stock par value $0.001 authorized 500,000,000 shares, Issued 173,889,475 and 148,549,999 shares, respectively	173,889	148,550
Stock Subscription Payable	6,960	1,000
Stock Subscription Receivable	-	(24,000)
Additional Paid in Capital	2,055,017	1,182,182
Deficit Accumulated During Exploration Stage	(3,432,645)	(2,449,237)
Total Stockholders' Deficit	(1,196,779)	(1,141,505)

Total Liabilities and Stockholders' Deficit	$4,096	$38,120

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From
					Inception
					(March 23,
	Three Months Ended		Six Months Ended		2006) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Impairment of Mineral Property-
Acquisition Costs	-	60,250	-	60,250	70,250
Impairment of Prepaid Royalties	-	-	-	124,200	124,795
Professional Fees	140,334	176,096	753,417	300,426	1,814,959
General & Administrative	20,224	1,943	55,650	36,602	883,675
Total Operating Expenses	160,558	238,289	809,067	521,478	2,893,679

Operating (Loss)	(160,558)	(238,289)	(809,067)	(521,478)	(2,893,679)

Other (Income) Expense:
Interest Expense	3,726	7,697	7,452	7,697	18,630
Interest Expense - Related Party	24,025	-	46,855	-	73,712
Civil Claim Contingency	-	-	-	-	286,875
Financing Cost - Related Party	-	-	120,034	-	159,749
Total Other Expenses	27,751	7,697	174,341	7,697	538,966

Net Loss Before Income Taxes	(188,309)	(245,986)	(983,408)	(529,175)	(3,432,645)

Income Tax	-	-	-	-	-

Net Loss	$(188,309)	$(245,986)	$(983,408)	$(529,175)	$(3,432,645)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	172,179,038	75,781,318	165,530,803	70,443,646

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
			(March 23,
	Six Months Ended		2006) to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(983,408)	$(529,175)	$(3,432,645)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	708,700	264,334	1,658,667
Impairment of Mineral Property Acquisition Costs	-	-	60,250
Impairment of Prepaid Royalties	-	-	134,200
Beneficial Conversion Feature	-	39,715	39,715
Civil Claim Contingency	-	-	286,875
Financing Cost of Warrants Issued	120,034	-	120,034
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(7,058)	64,735	58,151
Increase (Decrease) in A/P to Related Party	-	177,572	611,711
Increase in Accrued Interest to a Related Party	46,856	-	65,204
Increase in Accreted Interest on royalty obligation	7,452	-	18,630
Decrease (Increase) in Prepaids	-	-	-
Net Cash (Used) in Operating Activities	(107,424)	17,181	(379,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mineral Claim	-	-	(10,000)
Net Cash Used by Investing Activities	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debt	-	-	97,104
Proceeds from Subscription Payable	7,700	-	52,700
Proceeds from Issuance of Common Stock	55,700	-	233,500
Proceeds from Subscription Receivable	10,000	-	10,000
Net Cash Provided by Financing Activities	73,400	-	393,304

Net (Decrease) Increase in Cash	(34,024)	17,181	4,096
Cash at Beginning of Period	38,120	-	-
Cash at End of Period	$4,096	$17,181	$4,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable for Mineral Property	$-	$-	$5,000
Convertible Debt Issued for Mineral Property	$-	$-	$50,000
Expenses Paid by Related Parties	$-	$186,929	$357,956
Proceeds from Private Placement (Paid to Related Parties)	$-	$40,000	$40,000
Shares Payable for Mineral Property	$-	$-	$5,250

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2012

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through June 30, 2012 of $3,432,645.

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company has paid $5,000 and has issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share). (iii) At the end of year two, February 9, 2013, the Company will pay to Kwiatkowskis a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowskis; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

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

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $17,435 and $11,178 as of June 30, 2012 and December 31, 2011 which bring the liability balances to $141,635 and $135,378.

NOTE 5 – RELATED PARTY TRANSACTIONS

Convertible Debt – Related Party

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

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $5,063 has been recorded for the six months ended June 30, 2012, for a total convertible debt of $100,635 at June 30, 2012. If converted at the fair market value of $0.014 per share at June 30, 2012, approximately 7,188,214 new shares would be issued.

Loans from Shareholder

An officer of the Company has made loans to the Company totally $48,000 as of June 30, 2012. The loans are non-interest bearing and payable on demand.

NOTE 6 – STOCKHOLDERS' DEFICIT

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

On April 5, 2012 the Company issued 3,000,000 shares to independent contractors for services contracts in the amount of $45,000. The market price per share at issuance was $0.015.

On April 5, 2012 the Company issued 199,995 shares for $1,500 cash. The share price paid was $0.0075 per share.

On April 27, 2012 the Company issued 133,330 shares for $1,000 cash which resulted in a share price paid of $0.0075. On the same day, the Company issued another 150,000 shares for $3,000 cash which resulted in a share price paid of $0.02.

On April 27, 2012 the Company erroneously issued Mr. Norman Palmer 133,330 shares which we later canceled and returned to the treasury in the following quarter due to lack of consideration.

On April 27, 2012 the Company issued 5,100,000 shares which were previously issuable and authorized on February 9, 2012.

Subscriptions Payable

On May 16, 2012, the Company received $2,700 cash and authorized the issuance of 360,000 shares. The shares were not issued till the following quarter. The cost per share is $0.0075.

On April 5, 2012, the Company authorized 5,000,000 shares issuable for services rendered in the amount of $75,000. The market price on the date of issuance was $0.015 per share.

On April 27, 2012, the Company issued 5,100,000 shares which were previously issuable and authorized on February 9, 2012.

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

On January 9, 2012, the Company received cash of $10,000 for 2,000,000 shares issued on December 29, 2011 at $0.005 per share.

Stock Warrants

The following is a summary of warrants balance as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	-	-
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, June 30, 2012	1,966,666	0.04

All warrants outstanding as of June 30, 2012 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

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

NOTE 7 – DISPUTED LIABILITIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $759,457 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $63,869 as accrued interest. During the six months ended June 30, 2012, the Company recorded an additional $42,988 in “Interest expense – related party” pursuant to these terms. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. Falco Investments initiated a lawsuit in November of 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed any such events that are material to the financial statements.

1. In July of 2012, 133,330 shares erroneously issued to Mr. Norman Palmer were canceled and returned to the treasury due to lack of consideration.

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

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $17.435 and $11,178 as of June 30, 2012 and December 31, 2011 respectively, which brings the liability balances to $141,635 and $135,378, respectively.

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

RESULTS OF OPERATIONS

Six Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

Our net loss for the six month period ended June 30, 2012 was ($983,408) compared to a net loss of ($529,175) during the six month period ended June 30, 2012, an increase of $454,233. During the six month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the six month period ended June 30, 2012, we incurred operating expenses of $809,067 compared to $521,478 incurred during the six month period ended June 30, 2011. Operating expenses incurred during the six month period ended June 30, 2012 consisted of: (i) impairment of mineral property acquisition costs of $-0- (2011: $60,250); (ii) impairment of prepaid royalties of $-0- (2011: $124,200; (iii) professional fees of $753,417 (2011: $300,426); and (iv) general and administrative of $55,650 (2011: $36,602). The increase in operating expenses was primarily attributable to an increase in the following items: (i) professional fees of $452,991, which was attributable to an increase in the scope and scale of our business operations involving identification of acquisition of further mineral properties and potential involvement in frac-drilling. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the six month period ended June 30, 2012 were interest expense of $7,452 (2011: $7,697); (ii) interest expense - related party of $46,855 (2011: $-0-) and (iii) financing cost - related party of $120,034 (2011: $-0-) resulting in total other expenses of $174,341 (2011: $7,697).

Thus, our net loss from operations during the six month period ended June 30, 2012 was ($983,408) compared to a net loss from operations during the six month period ended June 30, 2011 of ($529,175). The weighted average number of shares outstanding was 165,530,803 for the six month period ended June 30, 2012 compared to 70,443,646 for the six month period ended June 30, 2011.

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

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

Our net loss for the three month period ended June 30, 2012 was ($188,309) compared to a net loss of ($245,986) during the three month period ended June 30, 2011, a decrease of $57,677. During the three month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended June 30, 2012, we incurred operating expenses of $160,558 compared to $238,289 incurred during the three month period ended June 30, 2011. Operating expenses incurred during the three month period ended June 30, 2012 consisted of: (i) impairment of mineral property acquisition costs of $-0- (2011: $60,250); (ii) professional fees of $140,334 (2011: $176,096); and (iii) general and administrative of $20,224 (2011: $1,943). The decrease in operating expenses was primarily attributable to a decrease in professional fees of $35,762.

Other expenses incurred during the three month period ended June 30, 2012 were: (i) interest expense of $3,726 (2011: $7,697); and (ii) interest expense – related party of $24,025 (2011: $-0-).

Thus, our net loss from operations during the three month period ended June 30, 2012 was ($188,309) compared to a net loss from operations during the three month period ended June 30, 2011 of ($245,986). The weighted average number of shares outstanding was 172,179,038 for the three month period ended June 30, 2012 compared to 75,781,318 for the three month period ended June 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2012

As of June 30, 2012, our current assets were $4,096 and our current liabilities were $1,029,240, which resulted in a working capital deficit of $1,025,144. As of June 30, 2012, current assets were comprised of $4,096 in cash. As of June 30, 2012, our current liabilities consisted of: (i) $43,150 in accounts payable; (ii) $77,998 in accounts payable – related parties; (iii) $563,206 in disputed liability - related party; (iv) $63,869 in accrued interest – related party; (v) $132,382 in convertible promissory notes – related party; and  (vi) $148,635 in convertible debt – related parties.

As of June 30, 2012, our total assets were $4,096 comprised of current assets. Our total assets for fiscal year ended December 31, 2011 were $38,120.

As of June 30, 2012, our total liabilities were $1,200,875 comprised of: (i) current liabilities of $1,029,240; (ii) mineral prospect obligation of $141,635; and (iii) convertible debt – long term portion of $30,000. Our total liabilities for fiscal year ended December 31, 2011 were $1,179,624. Our total liabilities increased primarily due to the recording of the disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. As of March 31, 2012, we have recorded the balance of $737,963 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $42,375 as accrued interest. We have decided to content the current balance claimed to be due to Falco. It is our position that these amounts due are frivolous. See “Item 3. Legal Proceedings”.

Stockholders’ deficit increased from ($1,141,504) as of December 31, 2011 to ($1,196,779) as of June 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was ($107,424) compared to net cash flow from operating activities of $17,181 during the six month period ended June 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of ($983,408) (2011: $529,175), which was adjusted by: (i) $708,700 (2011: $264,334) in shares issued for services; (ii) $120,034 in financing cost of warrants issued (2011: $-0-); and (iii) $-0- (2011: $39,715 in beneficial conversion feature. Net cash flows used in operating activities during the six month period ended June 30, 2012 was further changed by an increase of $46,856 in accrued interest to a related party, $7,452 in accreted interest on royalty obligation and a decrease of ($7,058) in accounts payable. Net cash flows from operating activities during the six month period ended June 30, 2011 was further changed by an increase of $64,735 in accounts payable and accrued expense and by $177,572 in accounts payable - related party.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2012 and March 31, 2011, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the six month period ended June 30, 2012, net cash flows provided by financing activities was $73,400 consisting of $7,700 in proceeds from subscriptions payable, $55,700 in proceeds from issuances of common stock and $10,000 from proceeds from subscriptions receivable. For the six month period ended June 30, 2011, net cash flows provided by financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes – Related Party

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through June 30, 2011, Dr. Jackson earned $18,000 of which $8,000 had been paid in cash leaving a balance of $10,000. We have recognized the future remaining obligation of the Consultant Agreement and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This results in a $89,595 increase in consulting fees for fiscal year ended December 31, 2011 and a convertible debt in the same amount. In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $5,063 has been recorded for the six months ended June 30, 2012, for a total convertible debt of $100,635 at June 30, 2012. If converted at the fair market value of $0.014 per share at June 30, 2012, approximately 7,188,214  new shares would be issued.

Falco Investments Inc.

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments Inc. (the “Creditor”), of which $132,382 in represented in principal. As of December 31, 2011, we recorded a total of $716,469 due to the Creditor, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $42,375  as accrued interest. The Creditor had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the remainder of fiscal year 2011. During the six month period ended June 30, 2012, an additional $42,988 in interest accrued. The accrued interest of $42,988 as of June 30, 2012 recorded as "interest expense - related party".

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

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our current President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of June 30, 2012, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share .

Claus Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with Steve Claus (the “Claus Consultant Agreement”). In accordance with the terms and provisions of the Claus Consultant Agreement, we were to pay to Mr. Claus monthly compensation of $2,000. As of June 30, 2012, the amount owed to Mr. Claus is $24,000. This amount due and owing to Mr. Claus is unsecured, non-interest bearing and due on demand.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We have formed an audit committee.

2.	We are seeking to add additional personnel, who may be appointed to our board of directors as outside members and/or serve in a capacity to allow us to better segregate job responsibilities.

3.	We have developed internal control procedures over financial disclosure and reporting. However, these procedures are, and will continue to be, ineffective without additional personnel.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2012, we authorized the issuance of shares of our restricted common stock as follows:

SHARES ISSUED TO DIRECTORS

Alan Lopez

On April 5, 2012, we authorized the issuance of an aggregate 5,000,000 shares of our restricted common stock to Allen Lopez as consideration for appointment and role as a member of the Board of Directors. The aggregate of 5,000,000 shares of common stock will be issued to Mr. Lopez as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Lopez acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Glenn Soler

On February 9, 2012, we issued an aggregate of 1,000,000 shares pursuant to a consulting agreement with Glenn Soler, for consultant services rendered. The shares were issued at $0.039 per share. Of this issuance $6,000 was in satisfaction of payable owed to Mr. Soler as of March 31, 2012 and the remaining $33,000 is recorded as a related party expense.  The aggregate of 5,000,000 shares of common stock will be issued to Mr. Soler as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Soler acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

BATEMAN OPTION

On February 9, 2012, we issued an aggregate of 512,821 shares of common stock to the Kwiatkowski in accordance with the terms and provisions of the Option and conversion of a $20,000 debt. The aggregate of 512,821 shares of common stock were issued  to non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Kwiatkowski acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SHARES ISSUED TO CONSULTANTS

We authorized the issuance of an aggregate 14,500,000 shares of common stock to independent contractors for services rendered. The per share issuance price ranged from $0.039 to $0.015. The aggregate of 14,500,000 shares of common stock were issued  to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SHARES ISSUED IN PRIVATE PLACEMENT OFFERINGS

We authorized the issuance of an aggregate of 7,093,325 shares of common stock to investors at per share prices ranging from $0.02 to $0.005. The aggregate of 7,093,325 shares of common stock were issued  to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Of the 7,093,325 shares issued, 133,330 shares were cancelled and returned to treasury.

SUBSCRIPTIONS PAYABLE

We authorized the issuance of an aggregate of 17,160,000 shares of common stock at per share prices ranging from $0.02 to $0.0075.  The aggregate of 17,160,000 shares of common stock were issued  to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Biography.  During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Currently, Mr. Lopez is a director of oilfield services with M. Nasr Partners P.C., where he has been involved in mixed use planned development projects for the past ten years. Mr. Lopez was also the former president of Canaan Consulting Inc., where he had over twenty years experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Certain of these projects include the following:

•	M. Nasr Partners
o	Heron Lakes - Master Planned/Mixed Use Golf Course Community (550 acres, includes office, hotel, retail, townhome, single family starter and single family custom)
o	Indio Springs – Master Planned/Mixed Use Golf Course Community (600 acres, includes hotel, country club, condominiums, single family and custom homes)
o	Lake Conroe Hills – (300 lot waterfront single family development with marina)
o	Island Park – Master Planned/Mixed Use Water Front Community (700 acres, includes single family, acre+ estate homes, yacht club, marina, hotel & conference center)
o	Parkway Lakes – (220 acre single family community w/retail frontage)
o	Cypress Wood Trails – (60 acre 328 lot manufactured home community)
o	Parkway Village (Dutton) – (110 acre Commercial/Mixed Use property with senior citizen aging in place housing)

•	David Weekley Homes/McGuire Home Builders
o	Grand Mission – 688 acre Master Planned/Mixed Residential Development
o	Mission Bend – 200 acre Single Family Starter Community
•	George Whimpey Development – Morrison Homes
o	Aberdeen Trails – 300 acre Single Family First Move Up Community
o	Aberdeen Green – 1100 acre First Time Home Buyer Community
o	Westfield Estates – 600 acre Mixed Use First/Second Move Up Community
•	Ryland Homes
o	Heron Lakes – 127 lot Golf Course Townhome Community
o	Lake Olympia – 300 Acre Water Front Mixed/Use Master Planned Community
•	Commonwealth Housing Corporation
o	Tapatio Springs – 1600 acre Master Planned/Mixed Use Golf Course Resort Community with residential single family and custom homes
o	Rancho Sierra – 1200 acre Estate Lot Custom Community
o	Mason Heights – 170 acre single family starter community
o	Savannah Plantation – 1600 acre Estate Lot Custom Lakefront Community
o	Sienna Plantation – 2400 acre Master Planned/Mixed Use Golf Course Community with single family and custom homes
o	Greenhouse Landing – 110 lot Starter Home Community
•	Pavillion Development (Hispanic First Time Homebuyer Communities)
o	Las Brisas – Single Family starter homes
o	Las Terrazas – Single Family starter homes
o	Las Alamedas – Single Family starter homes
•	Avante REIT
o	1400 acre Land Acquisition
•	Ariete Holdings
o	700 acre Land Acquisition
•	Alpha Tech Development
o	Rose Lakes – 330 acre Master Planned/Mixed Residential Development
•	Advantage Capital Funding, Noble Mortgage, Money Mortgage & Atlas Development
o	Acted as a project evaluation consultant on a various Residential/Land/Commercial/Mixed Use projects

Mr. Lopez has been seated on the international real estate council for Gerson Lehrman. Mr. Lopez has also been retained by many REIT’s banks, development companies, franchise companies and land owners to assist in the determination of the best use, marketing strategies, development, acquisition and disposition of properties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

16.1	Letter from Seale & Beers, CPA (5)

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
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

(5)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 5, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE CROWN RESOURCES INC.

Dated: August 3, 2012	By:	/s/ David Figueiredo
David Figueiredo
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: August 3, 2012	By:	/s/ David Figueiredo
David Figueiredo
Chief Financial Officer