Form 10-K/A
period 2011-12-31
DOUBLE CROWN RESOURCES INC.
filed 2012-11-14
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO.  2 TO
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

Available Information

Double Crown Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street NE, ., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

This Annual Report on Form 10-K is being amended to respond to that certain comment letter dated October 18, 2012 from the Securities and Exchange Commission

PART I

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

DOUBLE CROWN RESOURCES INC.

Dated: November 8, 2012	By:	/s/ Jerry Drew
Jerry Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: November 8, 2012	By:	/s/ Jerry Drew
Jerry Drew
Chief Financial Officer