Form 10-Q
period 2012-09-30
DOUBLE CROWN RESOURCES INC.
filed 2012-11-14
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Double Crown Resources, Inc.
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 5, 2012
Common Stock, $0.001	177,751,145

DOUBLE CROWN RESOURCES, INC.

Form 10-Q

Part 1.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Balance Sheets (Unaudited)	4

	Statements of Operations (Unaudited)	5

	Statements of Cash Flows (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Item 5.	Other Information.	25

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	25

Item 4	Mine Safety Disclosure	25

Item 5.	Other Information	25

Item 6	Exhibits	29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets:
Cash	$2,902	$38,120
Total Current Assets	2,902	38,120

Total Assets	$2,902	$38,120

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$61,777	$50,208
Accounts Payable -Disputed	77,998	83,998
Disputed Liability - Related Party (Note 7)	563,206	563,206
Accrued Interest - Related Party (Note 7)	84,737	20,881
Note Payable- Related Party (Note 7)	132,382	132,382
Debt - Related Parties (Note 5)	151,323	143,572
Convertible Debt - Non Related Party (Note 4 & 6)	-	20,000
Total Current Liabilities	1,071,423	1,014,247

Non-Current Liabilities:
Mineral Prospect Obligation (Note 4)	145,361	135,378
Debt - Long Term (Note 4)	30,000	30,000
Total Non-Current Liabilities	175,361	165,378

Total Liabilities	1,246,784	1,179,625

Stockholders' Equity (Deficit):
Common Stock par value $0.001 authorized 500,000,000
shares, Issued 177,751,145 and 148,549,999 shares,
respectively	177,751	148,550
Stock Subscription Payable	11,570	1,000
Stock Subscription Receivable	(9,413)	(24,000)
Additional Paid in Capital	2,073,878	1,182,182
Deficit Accumulated During Exploration Stage	(3,497,668)	(2,449,237)
Total Stockholders' Deficit	(1,243,882)	(1,141,505)

Total Liabilities and Stockholders' Deficit	$2,902	$38,120

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From
					Inception
					(March 23,
	Three Months Ended		Nine Months Ended		2006) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Impairment of Mineral Property-
Acquisition Costs	-	-	-	60,250	70,250
Impairment of Prepaid Royalties	-	-	-	124,200	124,795
Professional Fees	22,217	47,525	775,634	262,261	1,837,176
General & Administrative	15,286	312,245	70,936	481,151	898,961
Total Operating Expenses	37,503	359,770	846,570	887,748	2,931,182

Operating (Loss)	(37,503)	(359,770)	(846,570)	(887,748)	(2,931,182)

Other (Income) Expense:
Interest Expense	27,520	7,817	81,827	15,514	119,862

Civil Claim Contingency	-	-	-	-	286,875
Financing Cost - Related Party	-	-	120,034	-	159,749
Total Other Expenses	27,520	7,817	201,861	15,514	566,486

Net Loss Before Income Taxes	(65,023)	(367,587)	(1,048,431)	(903,262)	(3,497,668)

Income Tax	-	-	-	-	-

Net Loss	$(65,023)	$(367,587)	$(1,048,431)	$(903,262)	$(3,497,668)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	174,369,485	86,141,847	169,292,294	75.730.585

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(Formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
			(March 23,
	Nine Months Ended		2006) to
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(1,048,431)	$(903,262)	$(3,497,668)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares Issued	737,857	392,833	1,687,824
Impairment of Mineral Property Acquisition Costs	-	60,250	60,250
Impairment of Prepaid Royalties	-	124,200	134,200
Beneficial Conversion Feature	-	-	39,715
Litigation	-	-	322,093
Financing Cost of Warrants Issued	120,034	-	120,034
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	11,569	79,544	61,777
Increase (Decrease) in A/P to Related Party	(6,000)	153,396	641,204
Increase in Accrued Interest to a Related Party	43,856	8,062	84,737
Increase in Accreted Interest on royalty obligation	17,734	7,452	21,105
Decrease (Increase) in Prepaids	-	(832)	-
Net Cash (Used) in Operating Activities	(123,381)	(78,357)	(324,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mineral Claim	-	-	(10,000)
Net Cash Used by Investing Activities	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debt	-	-	97,104
Proceeds from Subscription Payable	10,843	45,000	55,843
Proceeds from Issuance of Common Stock	67,320	55,000	245,120
Proceeds from Subscription Receivable	10,000	-	10,000
Net Cash Provided by Financing Activities	88,163	100,000	408,067

Net (Decrease) Increase in Cash	(35,218)	21,643	38,120
Cash at Beginning of Period	38,120	-	-
Cash at End of Period	$2,902	$21,643	$2,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable for Mineral Property	$-	$-	$5,000
Convertible Debt Issued for Mineral Property	$-	$-	$50,000
Expenses Paid by Related Parties	$-	$186,929	$357,956
Proceeds from Private Placement (Paid to Related Parties)	$-	$40,000	$40,000
Shares Payable for Mineral Property	$-	$-	$5,250

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2012

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of September 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through March 31, 2012 of $3,497,668.

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

NOTE 4 –  DEBT

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

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $21,161 and $11,178 as of September 30, 2012 and December 31, 2011 which bring the liability balances to $145,361 and $135,378.

NOTE 5 – RELATED PARTY TRANSACTIONS

 Debt – Related Party

In the year ended December 31, 2010 the company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in an $89,596 being recorded as a related party  debt.

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $7,751 has been recorded for the nine months ended September 30, 2012, for a total convertible debt of $103,323 at September 30, 2012. The Company is disputing this liability.

Loans from Shareholder

An officer of the Company has made loans to the Company totally $48,000 as of September 30, 2012. The loans are non-interest bearing and payable on demand.

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

On February 9, 2012, the company issued 1,000,000 shares pursuant to a consulting agreement with Glenn Soler, a related party for consulting services. The cost per share is $0.039. Of this issuance, $6,000 was in satisfaction of payables owed to Mr. Soler as of March 31, 2012; accordingly, the remaining $33,000 in value was recorded as a related party consulting expense.

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

During the quarter ended September 30, 2012 1,995,000 shares were issued for cash of $2,850 with $9,413 still owed, and 2,000,000 shares were issued for services valued at market for $10,000.

Subscriptions Payable

At September 30, 2012, $11,570 has been received in advance of shares issued.

Stock Warrants

The following is a summary of warrants balance as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, September 30, 2012	-

NOTE 7 – DISPUTED LIABILITIES

As of June 15, 2011 the old management signed a resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the convertible debts.  The Company has recorded the balance of $759,457 due to Falco Investments Inc. of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $84,737 as accrued interest to September 30, 2012. The Company has decided to contest the current balance claimed to be due to Falco. It is current management’s opinion that these amounts due are frivolous. Falco Investments initiated a lawsuit in November of 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are not such events that are material to the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Double Crown Resources, Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan”,” intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC.  These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this Quarterly Report, the terms "we," "us," "our," and "our Company" mean Double Crown Resources, Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

Double Crown Resources, Inc. was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

We are an exploration stage company and we have not realized any revenues to date.  We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration programs.

CURRENT BUSINESS OPERATIONS

We have been developing new business ventures to supply vital minerals needed for oilfield drilling operations. Additionally, at this time we have been approved and registered to purchase and resell refined petroleum products from a major international producer of transportation fuels and other petrochemical products based in Texas.  The steps required to obtain the approval from the international producer of transportation fuels were as follows: (i) complete credit application and submit together with supporting documentation (collectively, the "Application"); (ii) Application is provided to a referral representative, which in turn refers us to a marketing representative; (iii) marketing representative discusses and confers with management and refers us to their credit department; and (iv) credit department sends out letter of credit format to be provided to our financing institution.

As of the date of this Current Report, we have successfully completed these steps to obtain our approval/registration status in order to purchase and resell refined petroleum products. However, we still need to engage in further discussion with the marketing representative in order to solidify the procurement of fuels. And to further producer's requirements and support this new business function, we have arranged for a verbal multi-million dollar line of credit (which is standard within the petroleum industry) with a major private lender.

We are also finalizing negotiations of multiple international sales contracts for the delivery of crude petroleum products from specific producers. To facilitate these contracts, we have established a working partner relationship with Canaan Oilfield Services, LLC of Bellaire, TX. Management anticipates that this relationship will allow for deliveries of crude oil from the Bakken Shale Formation in North Dakota to various transload terminals in the Gulf Coast and West Coast areas.

U.S. Sand LLC Joint Venture

As of the date of this Current Report, we are negotiating the terms of a proposed joint venture with U.S. Sand, LLC, a privately held limited liability company organized under the laws of the State of Texas ("US Sand"). The purpose of this partnership will be to supply vital fracturing (frac) sand and related commodities to active, on-shore oil and gas drilling operations.  US Sand already has contracts in place with major suppliers for large scale delivery of top quality frac sand and guar powder/gum.  Additionally, we now have our own established source for the mineral barite (barium sulfate).  All of these commodities are vitally needed in increasing quantities by modern, on-shore oil and gas drillers.

Since the start of 2012, we have been diligently developing our capabilities to move into the business of oilfield service and supply.  New members of our management team have brought with them a wealth of business experience and connections in this area, which is now beginning to yield significant developments to the company.  Management believes that our new relationship with US Sand will be a result of the well-established association between our Oilfield Service Specialist and member of our Board of Directors, Allen E. Lopez, and Mr. Jose Gonzalez, President of US Sand.  We are currently negotiating the details of the proposed joint venture and will be visiting active oil/gas drillers in the Bakken and Eagleford Shales located in North Dakota and southern Texas. Management anticipates that the joint venture will be consummated, however, both joint venture parties remain in due diligence.  Arrangements have been made to supply frac sand, guar gum, and barite to meet the regional demands. Representatives of both companies will be meeting in the future along with potential purchasers with the intent to enter into binding contracts in the near future.

We will also be working to set up arrangements for the shipment of crude oil products from the Bakken and Eagleford Shales to the Gulf Coast, and we are in negotiations with partners who have strategic petroleum terminals and Gulf Coast transloads. These shipments will be facilitated via our established working relationships between us and Canaan Oilfield Services, LLC of Bellaire, TX, and other partnership entities to be established.

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

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $21,161 and $11,178 as of September 30, 2012 and December 31, 2011 respectively, which brings the liability balances to $141,361 and $135,378, respectively.

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

We also plan on becoming involved in the United States domestic oil and gas reserves on-shore development. We believe that within the continental United States, thousand of wells are being drilled and will continue to be drilled over the next thirty years. The result will be that domestic energy production may provide an estimated 70% of the nation’s energy needs. However, the oil and gas reserves are trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. Engineers have recently learned that the underground shale could be hydraulically fractured (frac-dilled”) with highly compressed sand, water and specialized chemicals thereby releasing huge quantities of oil and gas from a well. In more recent years, improved equipment and horizontal drilling techniques have increased the quantity of oil and gas and the estimated life that can be expected from wells drilled in the shale formation. This frac-drilling process has created economic boom conditions in North Dakota and southern Texas as these are the areas with some of the best geologic formations. We believe it has also created enormous demand for the equipment, personnel and materials required to drill economically feasible wells.

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

RESULTS OF OPERATIONS

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Our net loss for the nine month period ended September 30, 2012 was ($1,048,431) compared to a net loss of ($903,262) during the nine month period ended September 30, 2011, an increase of $145,169. During the nine month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the nine month period ended September 30, 2012, we incurred operating expenses of $846,570 compared to $887,748 incurred during the nine month period ended September 30, 2011. Operating expenses incurred during the nine month period ended September 30, 2012 consisted of: (i) impairment of mineral property acquisition costs of $-0- (2011: $60,250); (ii) impairment of prepaid royalties of $-0- (2011: $124,200; (iii) professional fees of $775,634 (2011: $262,261); and (iv) general and administrative of $70,936 (2011: $481,151). Although our professional fees increased by $513,373 due to the increase in the scope and scale of our business operations involving identification of acquisition of further mineral properties and potential involvement in frac-drilling, the slight decrease in operating expenses was primarily attributable to a decrease in the following items: (i) $60,250 in impairment of mineral property - acquisition costs; and (ii) $124,200 in impairment of prepaid royalties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the nine month period ended September 30, 2012 were interest expense of $81,827 (2011: $15,514); and (ii) financing cost - related party of $120,034 (2011: $-0-) resulting in total other expenses of $201,861 (2011: $15,514).

Thus, our net loss from operations during the nine month period ended September 30, 2012 was ($1,048,431) compared to a net loss from operations during the nine month period ended September 30, 2011 of ($903,262). The weighted average number of shares outstanding was 169,292,294 for the nine month period ended September 30, 2012 compared to 75,730,585 for the nine month period ended September 30, 2011.

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

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

Our net loss for the three month period ended September 30, 2012 was ($65,023) compared to a net loss of ($367,587) during the three month period ended September 30, 2011, a decrease of $302,564. During the three month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended September 30, 2012, we incurred operating expenses of $37,503 compared to $359,770 incurred during the three month period ended September 30, 2011. Operating expenses incurred during the three month period ended September 30, 2012 consisted of: (i) professional fees of $22,217 (2011: $47,525); and (iii) general and administrative of $15,286 (2011: $312,245). The decrease in operating expenses was primarily attributable to a decrease in general and administrative of $296,959. The reason for this substantial decrease was based upon the restructuring of our operations and governance as well as closely monitoring our fiscal management.

Other expenses incurred during the three month period ended September 30, 2012 were interest expense of $27,520 (2011: $7,817).

Thus, our net loss from operations during the three month period ended September 30, 2012 was ($65,023) compared to a net loss from operations during the three month period ended September 30, 2011 of ($367,587). The weighted average number of shares outstanding was 174,369,485 for the three month period ended September 30, 2012 compared to 86,141,847 for the three month period ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2012

As of September 30, 2012, our current assets were $2,902 and our current liabilities were $1,071,423, which resulted in a working capital deficit of $1,068,521. As of September 30, 2012, current assets were comprised of $2,902 in cash. As of September 30, 2012, our current liabilities consisted of: (i) $61,777 in accounts payable and accrued expenses; (ii) $77,998 in accounts payable – disputed; (iii) $563,206 in disputed liability - related party; (iv) $84,737 in accrued interest – related party; (v) $132,382 in note payable - related party; and  (vi) $151,323 in debt – related parties.

As of September 30, 2012, our total assets were $2,902 comprised of current assets. Our total assets for fiscal year ended December 31, 2011 were $38,120.

As of September 30, 2012, our total liabilities were $1,246,784 comprised of: (i) current liabilities of $1,071,423; (ii) mineral prospect obligation of $145,361; and (iii) debt - long term of $30,000. Our total liabilities for fiscal year ended December 31, 2011 were $1,179,624. Our total liabilities increased primarily due to the increase in debt to related parties.  We also recorded a disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. As of March 31, 2012, we have recorded the balance of $737,963 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $84,737 as accrued interest. We have decided to content the current balance claimed to be due to Falco. It is our position that these amounts due are frivolous. See “Item 3. Legal Proceedings”.

Stockholders’ deficit increased from ($1,141,504) as of December 31, 2011 to ($1,243,882) as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was ($123,381) compared to net cash flow used in operating activities of ($78,357) during the nine month period ended September 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of ($1,048,431) (2011: $903,262), which was adjusted by: (i) $737,857 (2011: $392,833) in shares issued for services; (ii) $120,034 in financing cost of warrants issued (2011: $-0-); (iii) $-0- (2011: $124,200 in beneficial conversion feature; and (iv) $-0- (2011: $60,250) in impairment of prepaid royalties. Net cash flows used in operating activities during the nine month period ended September 30, 2012 was further changed by an increase of $11,569 in accounts payable, $43,856 in accrued interest to a related party, $17,734 in accreted interest on royalty obligation and a decrease of ($6,000) in accounts payable. Net cash flows from operating activities during the nine month period ended September 30, 2011 was further changed by an increase of $79,544 in accounts payable, $153,396 in accounts payable - related party, $8,062 in accrued interest to a related party, $7,452 in accreted interest on royalty obligation, and a decrease of ($832).

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2012 and September 30, 2011, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the nine month period ended September 30, 2012, net cash flows provided by financing activities was $88,163 consisting of $10,843 in proceeds from subscriptions payable, $67,320 in proceeds from issuances of common stock and $10,000 from proceeds from subscriptions receivable. For the nine month period ended September 30, 2011, net cash flows provided by financing activities was $100,000 consisting of $45,000 in subscriptions payable and $55,000 in issuance of common stock.

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

MATERIAL COMMITMENTS

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. Through June 30, 2011, Dr. Jackson earned $18,000 of which $8,000 had been paid in cash leaving a balance of $10,000. We have recognized the future remaining obligation of the Consultant Agreement and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This results in an $89,595 increase in consulting fees for fiscal year ended December 31, 2011 and a convertible debt in the same amount. In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $7,751 has been recorded for the nine months ended September 30, 2012, for a total convertible debt of $103,323 at September 30, 2012.

Falco Investments Inc.

Effective on October 21, 2010 (the “Effective Date”), we entered into a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments, Inc. (the “Creditor”), of which $132,382 is represented in principal. As of December 31, 2011, we recorded a total of $716,469 due to the Creditor, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $42,375  as accrued interest. The Creditor had agreed to waive all interest and accrued interest up to March 31, 2011. Interest on the convertible debt has been accrued at 12% for the remainder of fiscal year 2011. During the nine month period ended September 30, 2012, an additional $84,737 in interest accrued. The accrued interest of $84,737 as of September 30, 2012 recorded as "interest expense - related party".

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

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our prior President/Chief Executive Officer and prior member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of June 30, 2012, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president/chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

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

AUDIT COMMITTEE

Our Board of Directors has established an audit committee. Effective August 12, 2011, Glenn Soler and Jerry Drew have been appointed as members of the Audit Committee.  Both are independent members of the Audit Committee. The audit committee's primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities is: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the nine month period ended September 30, 2012, we authorized the issuance of shares of our restricted common stock as follows:

SHARES ISSUED TO DIRECTORS

Allen Lopez

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

Keith Tubandt

On November 1, 2012, we issued an aggregate of 3,000,000 shares of our restricted common stock to Keith  Tubandt as consideration for appointment and role as a member of the Board of Directors. The aggregate of 3,000,000 shares of common stock were issued to Mr. Tubandt as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Tubandt acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

During the three month period ended September 30, 2012, we issued a further 3,995,000 shares of common stock to two United States residents.

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

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

President/Chief Executive Officer

Effective on August 27, 2012, our Board of Directors accepted the resignation of David Figueiredo as our President/Chief Executive Officer and a member of the Board of Directors. Mr. Figueiredo did not resign as a result of any disagreement with us on any matter relating to our operations, policies or practices.

Effective on August 27, 2012, our Board of Directors accepted the consent of Jerry Drew, who is a current member of the Board of Directors, as our President/Chief Executive Officer.

The Board of Directors believes that our business plans have progressed to the point where a revision of management responsibilities would better suit the projects and plans currently under development. In accordance with this progress, the Board of Directors appointed Mr. Drew as our new President/Chief Executive Officer. Mr. Drew will take over our daily operations for Mr. Figueiredo who will now work outside the company on field projects and researching new, potential business opportunities.

During the past thirty years, Jerry Drew has been a successful leader in business development and marketing. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company which distributes lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. Later, Mr. Drew developed and implemented a successful marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting which remains in profitable business operation today. He also owns the successful business of Spencer Vineyards in Redwood Valley, California.

Member of Board of Directors

Resignation

Effective on March 25, 2012, our Board of Directors accepted the resignation of Paul Murphy as a member of the Board of Directors. Mr. Murphy, however, will remain as the president and sole director of our subsidiary, Denarii Resources, Inc., an Ontario corporation.

Appointment

Effective on April 5, 2012, our Board of Directors accepted the consent of Allen E. Lopez as a member of the Board of Directors.

Biography.  During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Currently, Mr. Lopez is a director of oilfield services with M. Nasr Partners P.C., where he has been involved in mixed use planned development projects for the past ten years. Mr. Lopez was also the former president of Canaan Consulting, Inc., where he had over twenty years experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Certain of these projects include the following:

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

Appointment

Effective on November 1, 2012, our Board of Directors accepted the consent of Keith A. Tubandt as a member of the Board of Directors.  Mr. Tubandt has over thirty years involvement in projects for locating, mining, testing and delivering critical fracturing (frac) sand for oilfield service operations. Mr. Tubandt joins the Company at this time to advance and expand its move into the new business venture of servicing the oil/gas drilling industry. This new venture has been underway since the beginning of 2012 and is meeting positive initial results. Mr. Tubandt will help to develop the Company's frac sand customer base via his established business contacts as well as oversee specific operations including the following: (i) drilling new frac sand deposits for proving reserves; (ii) testing frac sand samples against API specifications for customers; (iii) performing preliminary design of new frac sand plants with capacities of 1-2 million tons per year of final products; and (iv) searching for new frac sand suppliers for oil service companies.

Biography. During the past thirty years, Mr. Tubandt has been involved in the oil and gas industry. From approximately 2010 to 2012, Mr. Tubandt provided consulting services related to the design and building of a $45,000,000 frac sand transload facility in Texas, which currently receives 100-car unit trains to be unloaded into storage silos.

From approximately 2008 through 2010, Mr. Tubandt was the managing  partner of DeKat Consulting. He  also provided consulting services to Guardian Industries to aid in the improvement of raw materials (sand, limestone and dolomite) for their glass plants. Mr. Tubandt also consulted for several other industrial mineral companies for improvement to their mineral processes. He also provided consulting services to Canadian Silica Inc. to improve the dry process design by streamlining the process and eliminating the bottlenecks in order to meet the required design capacity. His consulting services at Canadian Silica Inc. further involved a start-up of a 150 tph wet sand plant in northern Alberta, which had been stagnant for eight years due to lack of market and problems with the plant operation and design. Mr. Tubandt was successful in enabling the plant to meet its design of 150 tph on a continuous basis by designing and implementing a computer control system for plant operation and developing a quality control program and training personnel to meet API specifications. Lastly, during this period, Mr. Tubandt completed the design, business plan and solicitation of contracts to build a $50,000,000 sand processing plan in the western part of the United States. The sand is to be used for the manufacture of solar glass panels.

During approximately 2006 through 2007, Mr. Tubandt provided consulting services to Pattison Sand Company where he was responsible for completing the design, construction, start-up and training of personnel for a $45,000,000 frac sand plant in Iowa. This also included implementation of a preventative maintenance program and modification of the design after start-up to allow for the production of glass sand. The plant was designed to produce five different frac sand products for use in the oil/gas well stimulation companies. During this time, Mr. Tubandt also provided consulting services to Harwest Industrial Minerals Corporation where he was responsible for the design, construction and start-up of a $32,000,000 frac sand plan in Nebraska. The plant was designed to produce 16/30 and 20/40 frac sand for the oil/gas well stimulation companies.

During approximately 1996 through 2005, Mr. Tubandt was the general manager of DeKat Consulting where his duties included moving to Venezuela for three years to manage and rebuild a glass sand mine. The production rate of the glass sand mine was improved by 400% and quality was further improved by installation of a new granumetric sizing section and installation of a preventative maintenance plan for the operation. During this time, Mr. Tubandt also provided consulting services for a major world float glass producer which required travel to India, Thailand, Spain, Mexico, Brazil, Russia, Israel, Jordan and several other countries to evaluate the raw material suppliers for the glass plants owned by the float glass producer. While in these countries, he also provided consulting services relating to the design, building and start-up of complete or partial mining operations for silica sand, dolomite and limestone.

During approximately 1986 through 1995, Mr. Tubandt was the technical manager of a urethane applications company where his duties included working with mining operations in the United States to improve plant maintenance by the correct installation of polyurethane to improve the life of each piece of equipment in the plants thereby reducing overall maintenance costs of each of the plants and increasing productions rates.

During approximately 1977 through 1979, Mr. Tubandt was a metallurgist/plant superintendent in a phosphate mine where his duties included working in the metallurgy department to improve plant recoveries of the phosphate in the flotation part of the mine. He was promoted to plant superintendent in a 50,000 ton per day processing plant where his duties included the supervision of seventy people, scheduling of preventative maintenance in the plant, maintaining a consistent product quality and improvements to the production rate of the mining operation.

During approximately 1974 through 1976, Mr. Tubandt was a process engineer in a titanium mine where his duties included the building of a pilot plant to determine the correct piece of equipment to be installed to increase recovery of the plant by 15% and a process engineer in an iron pyrite mine where his duties included the testing and evaluation of the process of concentrating iron ore, copper ore and zinc ore and conducting studies for the improvement in processing copper into pure copper ingots and the quality of iron ore processed into iron ore pellets.

Mr. Tubandt earned a BS Degree in chemical engineering in 1974 from the South Dakota School of Mines and Technology.

Therefore, as of the date of this Quarterly Report, our Board of Directors consists of Jerry Drew, Glenn Soler, Marc Duncan, Allen Lopez and Keith Tubandt.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources, Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources, Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources, Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources, Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources, Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources, Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources, Inc. and Falco Investments, Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources, Inc. and Falco Investments, Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources, Inc. and Falco Investments, Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources, Inc. and Falco Investments, Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources, Inc. and Falco Investments, Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

16.1	Letter from Seale & Beers, CPA (5)

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DOUBLE CROWN RESOURCES, INC.

Dated: November 13, 2012	By:	/s/ Jerry Drew
Jerry Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: November 13, 2012	By:	/s/ Jerry Drew
Jerry Drew
Chief Financial Officer