Form 10-K
period 2012-12-31
DOUBLE CROWN RESOURCES INC.
filed 2013-04-15
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 000-53389

DOUBLE CROWN RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2312 N. GREEN VALLEY PKWY.
SUITE 1026
HENDERSON, NEVADA 89014
(Address of principal executive offices)

707-961-6016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: December 31, 2012 $212,933,065.

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

Class Outstanding as of March 28, 2013  Common Stock, $0.001 212,365,065 shares

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

DOUBLE CROWN RESOURCES, INC.

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

Available Information

Double Crown Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street NE, Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Double Crown Resources Inc. was incorporated under the laws of the State of Nevada on March 23, 2006 under the name “Denarii Resources, Inc’. We have been engaged in the business of exploration of mineral properties worldwide since our inception. After the effective date of our registration statement filed with the Securities and Exchange Commission on June 16, 2006, we commenced trading on the Over-the-Counter Bulletin Board under the symbol “DNRR”.

Amendment to Articles of Incorporation

On September 23, 2011, our Board of Directors, pursuant to written consent, authorized and approved the change of our name from “Denarii Resources, Inc’ to “Double Crown Resources, Inc” (the “Name Change”) to better reflect our current business operations and planned new programs of exploration.

Our shareholders of record as of September 23, 2011, pursuant to written consent, approved and authorized the Name Change.

On October 4, 2011, we filed an amendment to our articles of incorporation with the Nevada Secretary of State changing our name from “Denarii Resources, Inc.” to “Double Crown Resources, Inc.”

We also submitted documentation with FINRA to effect the Name Change in the market. FINRA received the necessary documentation and announced the Name Change to “Double Crown Resources, Inc.”, which took effect at the open of business on November 10, 2011. Our new trading symbol for our shares on the OTC Bulletin Board has been changed to DDCC.OB. Our new CUSIP number is 25857H 103.

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

Subsidiary

On August 24, 2011, we filed articles of incorporation with the Ministry of Government Services for the Province of Ontario, under the Business Corporations Act to incorporate Denarii Resources, Inc., our wholly-owned subsidiary (“DRI”). The Ontario Corporation Number is 1857356. Paul Murphy is the sole officer and director of DRI. We formed DRI in order to obtain an access number from the Ministry of Mines to facilitate the transfer of certain mining claims located in Canada to DRI.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Double Crown Resources," refers to Double Crown Resources, Inc and its subsidiary, DRI.

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

MINERAL PROPERTIES

Bateman Property Option

Effective on February 9, 2011, we entered into that certain Bateman Property Option (the “Option”) with Richard and Gloria Kwiatkowski (collectively, the “Kwiatkowski”). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”). The Prospects are owned 100% by Kwiatkowski as tenants in common. We intend to work on the Prospects, including drilling, for three types of geological conceptual targets: (i) shebandowan type high grade nickel-cobalt-gold-platinum sulphide deposits; (ii) disseminated nickel sulphides of Mount Keith type with bulk tonnage potential; and (iii) gold mineralization within an extensive conglomerate unit of potential open-pit bulk tonnage configuration.

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, on February 9, 2012, we issued the Kwiatkowskis 512,821 shares as payment for the $20,000 due under the terms of the Option; (iii) at the end of year two, on February 9, 2013, we will pay to Kwiatkowski a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowskis; (iv) each anniversary thereafter, we shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects.

As part of this agreement, we issued a convertible debt of $20,000 to the Seller. In conjunction with this debt, there was no debt discount or beneficial conversion feature recorded since the conversion privilege was contingent on the current market value of the shares at the date of the notice of conversion. Accordingly, on February 9, 2012 the Company issued to Gloria and Richard Kwiatkowski 256,411 and 256,410 shares respectively at the market price of $0.0390 to satisfy the $20,000 Debt.

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

McNab Property

We previously owned a mineral property, known as the McNab Molybdenum Property (the “McNab Property”), comprised of one mineral claim containing 1 cell claim units totaling 251.11 hectares;

BC Tenure #	Work Due Date Units	Total Area (Hectares)
831929	12	251.11

Location and Tenure

The McNab Property is located near the headwaters of McNab Creek, approximately 40 km northwest of Vancouver, BC.  Access to the property is presently via water or helicopter.  The McNab Property consists of 251.11 hectares of mineral title, valid until August 20, 2012.  The property was held in the name of Stan Ford on behalf of the company pending completion of the company’s application for a British Columbia Miners License.  We did not renew our mineral claim on this property when it expired in August 2012.

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

As of November 7, 2011, our Board of Directors determined that pursuing the purchase of the interest in GMC and incurring the Capital Requirements associated with the gold mining concessions is not in our best interests or in the best interests of our shareholders.  Therefore, we and GMC have entered into that certain rescission agreement (the “Rescission Agreement”), pursuant to which we are released from any further obligations or duties thereunder.  Moreover, it was previously determined that at no time prior to May 31, 2011 was the future sacrifice of $5,000,000 associated with the Letter Agreement probable and, therefore, it is our intent to remove this liability from our financial statements and make corresponding adjustments. Therefore, our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 will be restated.

PROPOSED FUTURE BUSINESS OPERATIONS

Our business plan has been focused on building a portfolio of producing mineral properties through acquisition of properties that are in production or have the potential for near-term production.  Pursuit of this business strategy requires our ability to secure significant funding, which we have not secured to date.

We have also expanded our business plan to include an increased focus on the oilfield services sector.  We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore oil and gas drilling operations in the United States.  We believe that within the continental United States, thousands of wells are being drilled and will continue to be drilled over the next thirty years. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand.  Other materials required for hydraulic fracturing include, guar gum, barite, and a variety of industrial chemicals.

We intend to participate in negotiations and discussions with potential joint venture parties regarding sourcing frac-sand, barite, guar gum and various industrial chemicals and establishing the infrastructure to deliver these materials to oil and gas drilling sites.  As part of this business strategy, in March of 2013, we became an authorized dealer for the chemicals division of American International Sealing, LLC, granting us U.S. marketing rights for a slate of industrial chemicals used in hydraulic fracturing, bioremediation and pipeline chemical cleaning functions.

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets.  The assets we intended to acquire included the PASS Box, a portable aggregate transport system, which Synergy had developed.  Under the terms of the Synergy MOU, we were given a ninety-day period to conduct due diligence on Synergy and the assets to be acquired.  During this due diligence period, we reached the conclusion that an acquisition of Synergy was not in the best interests of our Company and terminated the Synergy MOU.  We have no further obligations or connections to Synergy as of the date of filing this Annual Report.

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

DEVELOPMENT OF MINERAL PROPERTIES

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval on potential properties. If future results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

●	Target further leases for exploration potential and obtain further funding to acquire new development targets.

●	Review all available information and studies.

●	Digitize all available factual information.

●	Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.

●	Determine feasibility and amenability of extracting the minerals.

●	Create investor communications materials, corporate identity.

●	Raise funding for mineral development.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

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

EMPLOYEES

We do not have any full-time or part-time employees. Jerry Drew is our President/Chief Executive Officer and acting Chief Financial Officer.  This individual is primarily responsible for all of our day-to-day operations.  Tricia Oakley is our Secretary and Treasurer.  Other services are provided by outsourcing, consultant, and special purpose contracts.

CONSULTANTS

2012 Executive Service Agreements

Effective on February 9, 2012 (the “Effective Date”), we entered into certain written one-year agreements with certain of our consultants regarding performance of respective duties and compensation as follows:

1.
Alexis Summerfield, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement with Ms. Alexis Summerfield (the “Summerfield Agreement”). Pursuant to the Summerfield Agreement: (i) Ms. Summerfield shall perform certain social media duties including, but not limited to, promoting us through social media exposure worldwide and providing professional social media services; and (ii) we shall issue to Ms. Summerfield an aggregate of 3,000,000 shares of our restricted common stock at a per share price of $0.01.  The Summerfield Agreement expired on February 9, 2013; however, Ms. Summerfield continues to perform services for us.

2.
Ariel Serrano, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement with Mr. Serrano (the “Serrano Agreement”). Pursuant to the Serrano Agreement: (i) Mr. Serrano shall perform certain marketing duties including, but not limited to, providing consulting services to us, introductions to contacts regarding precious metal assets for acquisition in North America, promoting our stock and recruiting individuals who desire to provide professional services to us; and (ii) we shall issue to Mr. Serrano an aggregate of 1,000,000 shares of our restricted common stock at a per share price of $0.01.  The Serrano Agreement expired on February 9, 2013.

3.
Interactive Business Alliance LLC, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement (the “IBA Agreement”) with Interactive Business Alliance LLC (“IBA”). Pursuant to the IBA Agreement: (i) IBA shall perform certain public relations and communication services including, but not limited to, development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of our activities and to stimulate the investment community’s interest; and (ii) we shall issue to IBA 1,500,000 shares of our restricted common stock at a per share price of $0.01.  The IBA Agreement expired on February 9, 2013.

4.
Van Buren Investments, Consultant. The Board of Directors authorized in a special meeting held on February 9, 2012 a consultant arrangement (the “Van Buren Agreement”) with Van Buren Associates (“Van Buren”). Pursuant to the Van Buren Agreement: (i) Van Buren shall perform certain public relations and communication services including, but not limited to, development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of our activities and to stimulate the investment community’s interest; and (ii) we shall issue to Van Buren 5,000,000 shares of our restricted common stock at a per share price of $0.01. The Van Buren Agreement expired on February 9, 2013.

Effective on March 2, 2012 (the ”Effective Date”), we entered into an agreement with a consultant regarding performance of duties and compensation as follows:

1.
LV Media LLC, Consultant.  The Board of Directors authorized in a special meeting held on March 2, 2011 a further consultant arrangement with LV Media (the “LV Media Agreement”). Pursuant to the LV Media Agreement: (i) LV Media shall perform certain public relations services including, but not limited to, corporate identity, news releases, corporate website and website placeholder page, corporate information circular, E-newsletter design, image contingency and coordination with industry leaders; and (ii) we shall pay to LV Media compensation in the aggregate amount of $11,500.  The LV Media Agreement expired on March 2, 2013.

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

We were incorporated on March 23, 2006 and to date have been engaged in organizational and exploration-stage activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise additional financing to complete the final phase of our exploration program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have incurred a cumulative net loss of $3,461,437 for the period from inception (March 23, 2006) to December 31, 2012, and have no revenues to date. For fiscal years ended December 31, 2012 and 2011, we incurred a net loss of $1,012,200 and $1,365,124, respectively. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims and oilfield services operations. These factors raise substantial doubt that we will be able to continue as a going concern. Patrick Rodgers, CPA, PA, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds  from our private  offerings  completed  during fiscal year ended December 31, 2012  provide us with a limited  amount of working  capital and is not  sufficient  to fund our proposed  operations.  We will require additional capital to continue to operate our business and our proposed operations.  We may be unable to obtain additional capital as and when required. Generally during prior fiscal years, a related party paid expenses on our behalf.

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

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

●   identification of potential mineralization based on superficial analysis;

●   availability of government-granted exploration permits;

●   the quality of management and geological and technical expertise; and

●   the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

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

The financial statements for the fiscal year ended December 31, 2012 and December 31, 2011 have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring prospective properties.

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

There are several governmental regulations that materially restrict our mineral extraction program. We will be subject to the laws of the Province of British Columbia as well as other governmental regulations as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

It is possible that adverse weather could cause accessibility to our properties to be difficult and this would delay in our timetables.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our officers and key consultants resign or terminate their association with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Jerry Drew as our President/Chief Executive Officer/Chief Financial Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of our officers or directors could therefore significantly and adversely affect our operations.

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

As of the date of December 31, 2012, we have 180,301,125 shares of common stock issued and outstanding.  As of December 31, 2012, 82,284,832 of those outstanding shares of our common stock are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.018	$0.018
September 30, 2012	0.008	0.007
June 30, 2012	0.014	0.014
March 31, 2012	0.019	0.019
December 31, 2011	$0.019	$0.019
September 30, 2011	0.0077	0.006
June 30, 2011	0.012	0.012
March 31, 2011	0.023	0.023
December 31, 2010	0.025	0.022
September 30, 2010	0.023	0.022
June 30, 2010	0.035	0.033
March 31, 2010	0.038	0.024

All amounts have been adjusted for stock splits.

As of March 31, 2013, we had 258 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan.

Common Stock Purchase Warrants

As of the date of this Annual Report, there are no common stock purchase warrants issued and outstanding.  The aggregate of 1,966,666 common stock purchase warrants that were issued and outstanding as of December 31, 2011 were cancelled on June 30, 2012.  An aggregate of 10,000,000 common stock purchase warrants were granted during the first quarter of 2012 with a weighted average exercise price of $0.005 per share and an expiration date of January 31, 2012.  The 10,000,000 common stock purchase warrants were all exercised prior to the January 31, 2012 expiration date.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2012, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

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

During the final quarter ended December 31, 2012, the Company received $5,000 of cash for shares issued of 666,650 and collected $5,450 of previous common stock receivables.

The Company issued 750,000 shares for services valued at $5,250.

The Company cancelled 4,000,000 shares of services valued at $40,000 for nonperformance and reduced stock for services by $22,500 for cancellation of shares to be issued.

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

2012 PRIVATE PLACEMENTS

During fiscal year ended December 31, 2012, we completed a private placement offering (the “Third Private Placement Offering”) with certain United States residents.  In accordance with the terms and provisions of the Third Private Placement, we authorized the issuance to certain investors an aggregate of 1,460,000 shares of common stock at a per share price of $0.02.  During fiscal year ended December 31, 2012, we completed a further private placement offering (the “Fourth Private Placement Offering”) with certain United States residents.  In accordance with the terms and provisions of the Fourth Private Placement Offering, we authorized the issuance to certain investors an aggregate of 3,128,305 shares of common stock at a per share price of $0.0075.

The shares under the Third Private Placement Offering and the Fourth Private Placement Offering were sold to United States residents in reliance on Rule 506 promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Third Private Placement Offering and the Fourth Private Placement Offering have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONSULTANT SERVICES

During fiscal year ended December 31, 2012, we issued and authorized the issuance of an aggregate of 24,250,000 shares of our restricted common stock for services as follows:

●	On January 9, 2012, we issued 5,000,000 shares of common stock at $0.017 per share to independent contractors for services valued at $85,000.

●
On February 9, 2012, we issued 1,000,000 shares of common stock at $0.039 per share ($39,000 total value) to Glenn Soler, a related party for consulting services.  Of this issuance, $6,000 was in satisfaction of payables owed to Mr. Soler and the remaining $33,000 in value was for related party consulting expenses.

●	On February 9, 2012, we issued 6,500,000 shares to independent contractors for services contracts in the amount of $253,500. The shares were issued at a share price of $0.039.

●	On April 5, 2012, we issued 3,000,000 shares to independent contractors for services contracts in the amount of $45,000. The market price per share at issuance was $0.015.

●	During the quarter ended September 30, 2012, we issued 2,000,000 shares for services valued at market at $10,000.

●	During the quarter ended December 31, 2012, we issued 750,000 shares for services valued at $5,250.

●	During the fiscal year ended December 31, 2012, we issued 6,000,000 shares of common stock to the members of our Board of Directors for services valued at $90,000.

The aggregate of 24,250,000 shares of common stock were issued  to either United States residents or non-United States residents in reliance on Section 4(2) or Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

BATEMAN OPTION

On February 9, 2012, we issued an aggregate of 512,821 shares of common stock to the Kwiatkowskis. In accordance with the terms and provisions of the Option, upon execution of certain documentation and transfer of title, we paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis in 2011; at the end of year one of the Option, on February 9, 2012, we issued the aggregate of 512,821 shares as payment called for in the terms of the Option valued at $20,000. The aggregate shares of common stock were issued to non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Kwiatkowskis acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ACCOUNTS PAYABLE

In the fiscal year ended December 31, 2012, we did not issue any shares of common stock for the conversion of accounts payable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements, which are included elsewhere herein.

	Fiscal Years Ended December 31, 2012 and 2011		For the Period from March 23, 2006 (inception) to December 31, 2012
STATEMENT OF OPERATIONS DATA
Revenue	-0-	-0-	-0-

Operating Expenses

Impairment of mineral property acquisition costs	$-0-	$60,250	$70,250
Impairment of prepaid royalties	-0-	124,200	124,795
Professional Fees	674,487	360,903	1,769,028
Office- General Expenses	75,571	71,292	171,749
Office – General Expenses – Related Party	33,000	424,379	731,848

Total Operating Expenses	$783,058	$1,040,214	$2,867,670
Net Loss from Operations	$(783,058)	$(1,040,214)	$(2,867,670)
Other Expense
Interest expense	15,141	11,178	26,319
Interest expense – related party	93,967	26,857	120,824
Civil Claim Contingency	-0-	286,875	286,875
Financing cost – related party	120,034	-0-	159,749
Total Other Expense	229,142	324,910	593,767
Net Loss	(1,012,200)	(1,365,124)	(3,461,437)
BALANCE SHEET DATA
Total Assets	$3,273	$38,120
Total Liabilities	1,257,638	1,179,625
Stockholders Equity/Deficit	$(1,254,365)	$(1,141,504)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (March 23, 2006) to fiscal year ended December 31, 2012, including the notes to those financial statements, which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Our net loss for fiscal year ended December 31, 2012 was ($1,012,200) compared to a net loss of ($1,365,124) during fiscal year ended December 31, 2011 (a decrease of $352,924). During fiscal years ended December 31, 2012 and 2011, we did not generate any revenue.

During fiscal year ended December 31, 2012, we incurred operating expenses of approximately $783,058 compared to $1,040,214 incurred during fiscal year ended December 31, 2011 (a decrease of $257,156). These operating expenses incurred during fiscal year ended December 31, 2012 consisted of: (i) professional fees of $ 674,487 (2011: $360,903); (ii) office – general expenses of $75,571 (2011: $71,292); and (iii) general expenses – related party of $33,000 (2011: $424,379).

Operating expenses incurred during fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011 decreased primarily due to the removal of impairment of mineral property acquisition costs of $60,250 and the impairment of prepaid royalties of $124,200 that we incurred in the fiscal year ended December 31, 2011 and a reduction in general expenses – related party of $391,379.  However, our professional fees increased by $313,584 related to the increase in the scope of our business plan to include oilfield services operations and increased compliance costs. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other expenses incurred during fiscal year ended December 31, 2012 were: (i) interest expense of $15,141 (2011: $11,178; (ii) interest expense – related party of $93,967 (2011: $26,857); and (iii) financing cost – related party of $120,034 (2011: $-0-).

Of the $ 738,058 incurred as operating expenses during fiscal year ended December 31, 2012, we incurred consulting fees of $0 payable to our officers and directors.

Our net loss during fiscal year ended December 31, 2012 was ($1,012,200) or ($0.01) per share compared to a net loss of ($1,365,124) or ($0.02) per share during fiscal year ended December 31, 2011. Our net loss during fiscal year ended December 31, 2012 decreased primarily due to our not recording of the civil claim contingency we recorded in 2011 and the decrease in operating expenses as discussed above. The weighted average number of shares outstanding was 171,047,400 for fiscal year ended December 31, 2012 compared to 89,147,807 for fiscal year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2012

As at fiscal year ended December 31, 2012, our current assets were $3,273 and our current liabilities were $1,078,551, which resulted in a working capital deficit of $ 1,075,278. As at fiscal year ended December 31, 2012, current liabilities were comprised of: (i) $ 43,150 in accounts payable; (ii) $ 77,998 in accounts payable – related parties; (iii) $563,206 in disputed liability – related party; (iv) $105,604 in accrued interest – related party; (v) $132,382 in convertible promissory notes – related party; and (vi) $156,211 in convertible debt – related parties. .

As at December 31, 2012, our total assets were $3,273. The total assets in fiscal year ended December 31, 2011 was $38,120.

As of December 31, 2012, our total liabilities were $1,257,638 comprised of: (i) $1,078,551 in current liabilities; (ii) $149,087 in mineral prospect obligation; and (iii) $30,000 in convertible debt – long term portion. The increase in liabilities during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the recording of additional accrued interest– related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments, Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. We have recorded the balance of $801,192 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $105,604 as accrued interest. We have decided to contest the current balance claimed to be due to Falco. See “Item 3. Legal Proceedings”.

Stockholders’ Deficit increased from ($1,141,505) for fiscal year ended December 31, 2011 to Stockholders’ Deficit of ($1,254,365) for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used in operating activities was ( $126,617), consisting primarily of a net loss of ($ 1,012,200). Net cash flows used in operating activities was adjusted by: (i) $ 662,450 for shares issued for services; and (ii) $120,034 for financing cost of warrants issued. Net cash flows used in operating activities was further changed by an increase of $ 2,200 in convertible debt for consulting, $13,709 in accrued interest, and $ 95,162 in accrued interest to a related party, and by a decrease of $ 7,972 in accounts payable and accrued expense.

For fiscal year ended December 31, 2011, net cash flows used in operating activities was ($119,880), consisting primarily of a net loss of ($1,365,124). Net cash flows used in operating activities was adjusted by: (i) $503,633 for shares issued for services; (ii) $60,250 for impairment of mineral property acquisition costs; (iii) $124,200 for impairment of prepaid royalties; and (iv) $286,875 for civil claim contingency.  Net cash flows used in operating activities was further changed by a decrease of $18,595 in accounts payable and accrued expense and an increase in $94,572 in convertible debt for consulting, $11,178 in accrued interest and $20,881 in accrued interest to a related party.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2012 and December 31, 2011, there were no cash flows from investing activities.

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

For fiscal year ended December 31, 2012, net cash flows provided by financing activities was $91,770 consisting of proceeds from issuance of common stock.

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

MATERIAL COMMITMENTS

Convertible Promissory Notes – Related Party

Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month.  After a change in management, we recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This resulted in $89,596 being recorded as a related party debt.  In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $10,439 has been recorded for the fiscal year ended December 31, 2012, for a total debt of $106,011.  We are disputing this liability.

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

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our former President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of December 31, 2012, the amount owed to Mr. Figueiredo is $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share. The company is disputing the amount owed based upon their contention that the services were not adequately performed. The company continues to accrue the liability until such time as a formal resolution is agreed upon.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements and believe none will have a material effect on our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF PRIOR INDEPENDANY REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011.	F-3

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2012.	F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2012.	F-5

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2012.	F-6

NOTES TO FINANCIAL STATEMENTS.	F-7

Patrick Rodgers, CPA, PA
309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Double Crown Resources, Inc.

I have audited the accompanying balance sheets of Double Crown Resources, Inc. as of December 31, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Crown Resources, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

April 12, 2013

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Double Crown Resources, Inc.
(formerly Denarii Resources, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Double Crown Resources, Inc.  (An Exploration Stage Company) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception on March 23, 2006 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Crown Resources, Inc.  (An Exploration Stage Company) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception on March 23, 2006 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Seale and Beers, CPAs
Las Vegas, Nevada
May 12, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,
Assets:	2012	2011
Current assets
Cash	$3,273	$38,120
Total current assets	3,273	38,120

Total current assets	$3,273	$38,120

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$43,150	$50,208
Accounts payable- disputed	77,998	83,998
Disputed Liability - Related Party (Notes 7)	563,206	563,206
Accrued Interest - Related Party (Notes 7)	105,604	20,881
Note payable- related party (Note 7)	132,382	132,382
Debt- related parties (Note 5)	156,211	143,572
Convertible debt - non-related party (Note 4 & 6)	-	20,000
Total current liabilities	1,078,551	1,014,247

Non-Current Liabilities:
Mineral prospect obligation (Note 4)	149,087	135,378
Debt- long term (Note 4)	30,000	30,000
Total Long Term Liabilities	179,087	165,378
Total liabilities	1,257,638	1,179,625

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par
value; 180,301,125 and 148,549,999 shares issued and
outstanding, respectively	180,301	148,550
Stock subscription payable	-	1,000
Stock subscription receivable	-	(24,000)
Additional paid-in capital	2,026,771	1,182,182
Deficit accumulated during exploration stage	(3,461,437)	(2,449,237)
Total Stockholders' Deficit	(1,254,365)	(1,141,504)

Total Liabilities and Stockholders' Deficit	$3,273	$38,120

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	2012	2011	2012
Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Impairment of mineral property acquisition costs	-	60,250	70,250
Impairment of prepaid royalties	-	124,200	124,795
Professional fees	674,487	360,093	1,769,028
Office - general expenses	75,571	71,292	171,749
General expenses - related party	33,000	424,379	731,848
Total Operating Expenses	783,058	1,040,214	2,867,670

Operating Loss	(783,058)	(1,040,214)	(2,867,670)

Other (Income) Expenses
Interest Expense	15,141	11,178	26,319
Interest Expense - related party	93,967	26,857	120,824
Civil Claim Contingency	-	286,875	286,875
Financing cost - related party	120,034	-	159,749
Total Other Expenses	229,142	324,910	593,767

Net Loss Before Income Taxes	(1,012,200)	(1,365,124)	(3,461,437)

Income Tax	-	-	-

Net Loss	$(1,012,200)	$(1,365,124)	$(3,461,437)

Loss per Share, Basic & Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	171,047,400	89,147,807

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2012

							Accumulated
							Deficit
			Additional	Subscriptions		Common	During	Total
	Common Stock		Paid-in	Payable		Stock	Exploration	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance at inception - March 23, 2006	-	$-	$-	-	-	-	$-	$-
Shares issued to founder's	48,000,000	48,000	(38,000)	-	-	-	-	10,000
Net (loss)	-	-	-	-	-	-	(22,826)	(22,826)

Balance, December 31, 2006	48,000,000	48,000	(38,000)	-	-	-	(22,826)	(12,826)
Shares issued for cash	2,688,000	2,688	42,112	-	-	-	-	44,800
Cancellation of founder's	(2,988,000)	(2,988)	2,988	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	(41,575)	(41,575)

Balance, December 31, 2007	47,700,000	47,700	7,100	-	-	-	(64,401)	(9,601)
Shares issued for cash	600,000	600	9,400	-	-	-	-	10,000
Shares issued for services	12,000,000	12,000	188,000	-	-	-	-	200,000
Shares payable for services	-	-	9,400	600,000	600	-	-	10,000
Net (loss)	-	-	-	-	-	-	(233,098)	(233,098)

Balance, December 31, 2008	60,300,000	60,300	213,900	600,000	600	-	(297,499)	(22,699)
Shares payable for services	600,000	600	-	(600,000)	(600)	-	-	-
Net (loss)	-	-	-	-	-	-	(186,740)	(186,740)

Balance, December 31, 2009	60,900,000	60,900	213,900	-	-	-	(484,239)	(209,439)
Shares issuable for Cash
paid to vendors	-	-	23,300	1,700,000	1,700	-	-	25,000
Shares issuable for Cash paid
directly to related parties	-	-	38,000	2,000,000	2,000	-	-	40,000
Beneficial conversion feature
on convertible notes	-	-	39,715	-	-	-	-	39,715
Shares issued for services	1,000,000	1,000	139,000	-	-	-	-	140,000
Shares issuable for services	-	-	90,000	4,333,333	4,333	-	-	94,333
Net (loss)	-	-	-	-	-	-	(599,874)	(599,874)

Balance, December 31, 2010	61,900,000	61,900	543,915	8,033,333	8,033	-	(1,084,113)	(470,265)
Shares payable issued	8,033,333	8,033		(8,033,333)	(8,033)
Shares payable for mineral
property rights	250,000	250	5,000	-	-	-	-	5,250
Shares issued for debt conversion	2,300,000	2,300	62,900	-	-	-	-	65,200
Shares payable for services	300,000	300	3,300	-	-	-	-	3,600
Share subscriptions payable	500,000	500	4,500	-	-	-	-	5,000
Share subscriptions payable	-	-	4,000	1,000,000	1,000	-	-	5,000
Shares subscriptions receivable	4,800,000	4,800	19,200	-	-	(24,000)	-	-
Shares issued for cash	30,600,000	30,600	142,401	-	-	-	-	173,001
Shares issued for services	39,866,666	39,867	396,966	-	-	-	-	436,833
Net (loss)	-	-	-	-	-	-	(1,365,124)	(1,365,124)

Balance, December 31, 2011	148,549,999	148,550	1,182,182	1,000,000	1,000	(24,000)	(2,449,237)	(1,141,504)
Shares issued for services	17,250,000	17,250	381,500	-	-	-	-	398,750
Shares issued for cash	8,654,980	8,655	65,508	-	-	5,450	-	79,613
Shares cancelled	(2,800,000)	(2,800)	(11,200)	-	-	14,000	-	-
Warrants issued	-	-	120,034	-	-	-	-	120,034
Shares subscription payable	-	-	21,000	1,500,000	1,500	-	-	22,500
Shares subscription payable issued
for cash	1,000,000	1,000	-	(1,000,000)	(1,000)	-	-	-
Shares issued for mineral rights debt	512,821	513	19,487	-	-	-	-	20,000
Shares subscription payable	-	-	190,000	5,000,000	5,000			195,000
Shares issued for conversion of debt	1,000,000	1,000	38,000	-	-	-	-	39,000
Shares subscription payable	-	-	3,800	200,000	200	-	-	4,000
Cash paid on common stock
receivable	-	-	-	-	-	10,000	-	10,000
Cash received	-	-	1,000	-	-	-	-	1,000
Cash received for shares	199,995	200	1,300	-	-	-	-	1,500
Shares subscription payable	-	-	70,000	5,000,000	5,000	-	-	75,000
Subscription payable	100,000	100	-	(100,000)	(100)	-	-	-
Shares issued for subscription	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-	-
Shares adjusted for services	(300,000)	(300)	300	-	-	-	-	-
Subscription cancelled	-	-	100	(100,000)	(100)	-	-	-
Cash received on common
Stock receivable					1,000	(1,200)		(200)
Cash adjusted	-	-	-	-	-	(4,357)	-	(4,357)
Shares issued	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-	-
Shares issued that were
previously sold	133,330	133	867	-	(1,000)	-	-	-
Shares cancelled for Services	(4,000,000)	(4,000)	(36,000)	-	-	-	-	(40,000)
Shares payable cancelled	-	-	(21,107)	(1,500,000)	(1,500)	107	-	(22,500)
Net (Loss)	-	-	-	-	-	-	(1,012,200)	(1,012,200)

Balance December 31, 2012	180,301,125	$180,301	$2,026,771	-	$-	$-	$(3,461,437)	$(1,254,365)

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(March 23, 2006)
			through
	For the year ended December 31,		December 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,012,200)	$(1,365,124)	$(3,461,437)
Adjustments to reconcile net loss from operations:
Shares issued for services	662,450	505,633	1,612,417
Impairment of mineral property acquisition costs	-	60,250	60,250
Impairment of prepaid royalties	-	124,200	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	286,875	286,875
Financing cost of warrants issued	120,034	-	120,034
Change in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(7,972)	(18,595)	57,235
Increase in accrued interest	13,709	11,178	24,887
Increase in accrued interest to a related party	95,162	20,881	116,043
Increase (decrease) in accounts payable- related party	-	160,249	611,711
Increase (decrease) in debt	2,200	94,573	96,773
Net cash used in Operating Activities	(126,617)	(119,880)	(301,297)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral claim	-	-	(10,000)
Net Cash used in Investing Activities	-	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subscriptions payable	-	45,000	45,000
Proceeds from issuance of common stock	91,770	113,000	269,570
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	91,770	158,000	314,570

Net Increase (Decrease) in Cash	(34,847)	38,120	3,273
Cash at Beginning of Period	38,120		-
Cash at End of Period	$3,273	$38,120	$3,273

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	$5,000	$5,000
Convertible debt issued for mineral property	$-	$50,000	$50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$-	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$-	$40,000
Shares payable for mineral property	$-	$5,250	$5,250
Shares issued for subscription receivable	$-	$24,000	$24,000
Shares issued for services	$-	$505,633	$645,633
Shares issued for conversion of debt	$-	$65,200	$65,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through December 31, 2012 of $3,461,437.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

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
December 31, 2012

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

Interest on the discounted royalty claim has been accreted at 12%. Accreted interest was $13,709 and $11,178 as of December 31 2012 and December 31, 2011 which bring the liability balances to $149,087 and $135,378.

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

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $10,439 has been recorded for the year end December 31, 2012, for a total  debt of $106,011. The Company is disputing this liability.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Loans from Shareholder

An officer of the Company has made loans to the Company totally $48,000 as of December 31, 2012. The loans are non-interest bearing and payable on demand.

During November and December of 2012 the Company received $2,200 for expenses from directors. Terms indicate interest at 2% payable on demand. In 2012 $3 of expense was incurred.

Share Issuances

During the year the Company issued 6,000,000 shares to directors for services valued at $90,000 plus 1,000,000 shares valued at $39,000 which was for services of $33,000 and debt of $6,000.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

NOTE 6 – STOCKHOLDERS' DEFICIT (continued)

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

During the final quarter ended December 31, 2012, the Company received $5,000 of cash for shares issued of 666,650 and collected $5,450 of previous common stock receivables.

The Company issued 750,000 shares for services valued at $5,250.

The Company cancelled 4,000,000 shares of services valued at $40,000 for nonperformance and reduced stock for services by $22,500 for cancellation of shares to be issued.

 Stock Warrants

The following is a summary of warrants balance as of December 31, 2012

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, December 31, 2012	-

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

NOTE 7 – DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes.  The Company has recorded the balance of $801,192 due to Falco Investments, Inc. of which $132,382 has been reported as convertible debt, $563,206 as a Disputed Liability Related Party and $105,604 as accrued interest to December 31, 2012. The Company has decided to contest the current balance claimed to be due to Falco.  Falco Investments initiated a lawsuit in November of 2011.

While the amount is deemed frivolous the Company has included this debt on the balance sheet till an eventual resolution is completed.

NOTE 8– INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$1,315,476	$968,726
Payroll Accrual	-	-
Less valuation allowance	(1,315,476)	(968,726)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Income	$(1,012,200)	$(599,874)
Meals and Entertainment	3,000	-
Stock for Services	662,450	274,049
Accrued Payroll	-	-
Valuation allowance	346,750	325,825
	$-	$-

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2012

NOTE 8– INCOME TAX (continued)

At December 31, 2012, the Company had net operating loss carryforwards of approximately $31,315,000 that may be offset against future taxable income from the year 2012 to 2013. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are three such events that are material to the financial statements to be disclosed:

1.	The Company paid in shares $30,000 on February 15, 2013 the amount due on mineral property obligations alluded to in note 4.
2.	The Company received cash of approximately $105,230 on stock subscriptions issuing shares of approximately 20,512,640.
3.	The Company authorized approximately 169,500,000 for stock for services valued at market at .005 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is Patrick Rodgers, CPA, PA.  Their address is 309 East Citrus Street, Altamonte Springs, Florida 32701.

The report of Patrick Rodgers on our financial statements for the fiscal year ended December 31, 2012 and the report of Seale and Beers on our financial statements for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2012 and 2011, there were no disagreements between us and Patrick Rodgers or Seale & Beers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Patrick Rodgers or Seale & Beers, would have caused Patrick Rodgers or Seale & Beers to make reference thereto in their reports on our audited financial statements.

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

As of December 31, 2012, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report.  Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

As of the date of this Annual Report, these initiatives have partially been implemented. We intend to have full implementation of the initiatives by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by quarter ended September 30, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jerry Drew	54	President/Chief Executive Officer, Acting Chief Financial Officer and a Director

Keith Tubandt	61	Director

Glenn Soler	50	Director

Marc Duncan	57	Director

Allen E. Lopez	49	Director

Antonio B. Castillo	46	Director

Tricia Oakley	53	Secretary, Treasurer

Jerry Drew.  Mr. Drew was appointed as a member of our Board of Directors effective April 14, 2011 and as President, Chief Executive Officer and Acting Chief Financial Officer effective August 27, 2012. During the past thirty years, Mr. Drew has been involved in business development and marketing. Currently, Mr. Drew owns and operates Jerold S. Drew Painting where he is solely responsible for the purchase of job materials, estimation of projects, supervisions of projects and completion. He also owns and operates Spencer Vineyards in Redwood Valley, California, which grows high quality Petite Syrah and Pinot Noir grapes. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company, which distribute lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. During the 1980s, Mr. Drew also developed a marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting which has remained in profitable business for the past thirty years.

Mr. Drew earned his degree from California State University, Sacramento, in Business Management. For approximately twenty years, Mr. Drew was also the high school head cross country and track coach at Ukiah Unified School District until 2004 where his athletes were league, section, state and national champions.

Keith A. Tubandt. Mr. Tubandt was appointed as a member of our Board of Directors effective November 5, 2012.  During the past thirty years, Mr. Tubandt has been involved in the oil and gas industry. From approximately 2010 to 2012, Mr. Tubandt provided consulting services related to the design and building of a $45,000,000 frac sand transload facility in Texas, which currently receives 100-car unit trains to be unloaded into storage silos.

From approximately 2008 through 2010, Mr. Tubandt was the managing  partner of DeKat Consulting. He also provided consulting services to Guardian Industries to aid in the improvement of raw materials (sand, limestone and dolomite) for their glass plants. Mr. Tubandt also consulted for several other industrial mineral companies for improvement to their mineral processes. He also provided consulting services to Canadian Silica, Inc. to improve the dry process design by streamlining the process and eliminating the bottlenecks in order to meet the required design capacity. His consulting services at Canadian Silica, Inc. further involved a start-up of a 150 tph wet sand plant in northern Alberta, which had been stagnant for eight years due to lack of market and problems with the plant operation and design. Mr. Tubandt was successful in enabling the plant to meet its design of 150 tph on a continuous basis by designing and implementing a computer control system for plant operation and developing a quality control program and training personnel to meet API specifications. Lastly, during this period, Mr. Tubandt completed the design, business plan and solicitation of contracts to build a $50,000,000 sand processing plan in the western part of the United States The sand is to be used for the manufacture of solar glass panels.

During approximately 2006 through 2007, Mr. Tubandt provided consulting services to Pattison Sand Company where he was responsible for completing the design, construction, start-up and training of personnel for a $45,000,000 frac sand plant in Iowa. This also included implementation of a preventative maintenance program and modification of the design after start-up to allow for the production of glass sand. The plant was designed to produce five different frac sand products for use in the oil/gas well stimulation companies. During this time, Mr. Tubandt also provided consulting services to Harwest Industrial Minerals Corporation where he was responsible for the design, construction and start-up of a $32,000,000 frac sand plan in Nebraska The plant was designed to produce 16/30 and 20/40 frac sand for the oil/gas well stimulation companies.

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

Glenn Soler. Mr. Glenn Soler was born in Boston, Massachusetts and graduated from the Northeastern University of Boston with an Associates Degree in Computer Science. Glenn speaks English and Spanish fluently. Since 1997, he has combined his bi-lingual skills and automation expertise to conduct business as a liaison between multinational companies in the U.S and foreign companies, especially in Mexico, Latin and South America. Mr. Soler's contacts and business expertise will be very instrumental in negotiating for mineral asset acquisitions in the US and other countries.

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

Allen Lopez.  Mr. Lopez was appointed as a member of our Board of Directors effective April 5, 2012. During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Currently, Mr. Lopez is a director of oilfield services with M. Nasr Partners P.C., where he has been involved in mixed use planned development projects for the past ten years. Mr. Lopez was also the former president of Canaan Consulting Inc., where he had over twenty years experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Certain of these projects include the following:

●	M. Nasr Partners

o	Heron Lakes - Master Planned/Mixed Use Golf Course Community (550 acres, includes office, hotel, retail, townhome, single family starter and single family custom)
o	Indio Springs – Master Planned/Mixed Use Golf Course Community (600 acres, includes hotel, country club, condominiums, single family and custom homes)
o	Lake Conroe Hills – (300 lot waterfront single family development with marina)
o	Island Park – Master Planned/Mixed Use Water Front Community (700 acres, includes single family, acre+ estate homes, yacht club, marina, hotel & conference center)
o	Parkway Lakes – (220 acre single family community w/retail frontage)
o	Cypress Wood Trails – (60 acre 328 lot manufactured home community)
o	Parkway Village (Dutton) – (110 acre Commercial/Mixed Use property with senior citizen aging in place housing)

●	David Weekley Homes/McGuire Home Builders
o	Grand Mission – 688 acre Master Planned/Mixed Residential Development
o	Mission Bend – 200 acre Single Family Starter Community

●	George Whimpey Development – Morrison Homes
o	Aberdeen Trails – 300 acre Single Family First Move Up Community
o	Aberdeen Green – 1100 acre First Time Home Buyer Community
o	Westfield Estates – 600 acre Mixed Use First/Second Move Up Community

●	Ryland Homes
o	Heron Lakes – 127 lot Golf Course Townhome Community
o	Lake Olympia – 300 Acre Water Front Mixed/Use Master Planned Community

●	Commonwealth Housing Corporation
o	Tapatio Springs – 1600 acre Master Planned/Mixed Use Golf Course Resort Community with residential single family and custom homes
o	Rancho Sierra – 1200 acre Estate Lot Custom Community
o	Mason Heights – 170 acre single family starter community
o	Savannah Plantation – 1600 acre Estate Lot Custom Lakefront Community
o	Sienna Plantation – 2400 acre Master Planned/Mixed Use Golf Course Community with single family and custom homes
o	Greenhouse Landing – 110 lot Starter Home Community

●	Pavillion Development (Hispanic First Time Homebuyer Communities)
o	Las Brisas – Single Family starter homes
o	Las Terrazas – Single Family starter homes
o	Las Alamedas – Single Family starter homes

●	Avante REIT
o	1400 acre Land Acquisition

●	Ariete Holdings
o	700 acre Land Acquisition

●	Alpha Tech Development
o	Rose Lakes – 330 acre Master Planned/Mixed Residential Development

●	Advantage Capital Funding, Noble Mortgage, Money Mortgage & Atlas Development
o	Acted as a project evaluation consultant on a various Residential/Land/Commercial/Mixed Use projects

Mr. Lopez has been seated on the international real estate council for Gerson Lehrman. Mr. Lopez has also been retained by many REIT’s banks, development companies, franchise companies and land owners to assist in the determination of the best use, marketing strategies, development, acquisition and disposition of properties.

Antonio B. Castillo.   Mr. Castillo was appointed as a member of our Board of Directors effective March 7, 2013.  Mr. Castillo has 25 years of experience as a business financial advisor and as a procurement professional for equipment and materials to optimize oilfield drilling operations.  Mr. Castillo has held a wide variety of positions in the oil and gas industry, including roles in financial development and technical drilling procurement.  Mr. Castillo has worked internationally, including in México, London, Hawaii, and various locations in the continental United States.  Mr. Castillo has experience in planning drilling projects for both on-shore and off-shore operations. He has worked with jack-up oil platforms, land rigs and also the chemical additives and other key materials required for high-yield production.  Mr. Castillo meets the need of the Company for a director with industry experience who can assist the Company as it plans to bid on a number of petroleum industry projects.  To reflect his functions in the company, Mr. Castillo has been given the title: Director of Business Development and Strategy.

Prior to assuming his role at Avan Consultants, Mr. Castillo worked for JARVEX, Inc. from 2004-2005, where he participated in their real estate consulting practice, arranging for development financing for a variety of real estate projects in Houston, Texas.  From approximately 2002-2004, Mr. Castillo worked for ARCAM, Ltd., an International Intermediary Financial Company, where his personal portfolio of investors was worth $175 million. Under Mr. Castillo's direction, most of this portfolio was placed in petroleum industry equities.

From approximately 1990-2002, Mr. Castillo served as a business financial advisor for  several brokerage firms, including Arka Casa de Bolsa (1997-2002) in Monterrey, Mexico and Mexico City, Mexico; Value Casa de Bolsa (1994-1996) in Monterrey, Mexico and New York; Arka Securities (1992-1993) in La Jolla, CA; and Sharp Capital Securities (1990-1992) in Irving, TX.

From approximately 1985-1990, Mr. Castillo worked in the banking industry, holding positions in Mexico and Hawaii at the following institutions: Hawaii National Bank (1989-1990) in Oahu, Hawaii; Multibanco Mercantil de Mexico (1987-1989); and Banpais (1985-1987), a Mexican financial institution, in Monterrey, Mexico.

Mr. Castillo earned a BA in Business Administration from the Universidad del Norte in México in 1987 and a Master’s Degree in Finance from the University of California at San Diego in 1993.  Mr. Castillo is bilingual (English, Spanish) and has dual citizenship (United States, Mexico).

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

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and directors who devote up to 30 hours per week to company matters.

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

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee as discussed above.  We have not established a compensation committee nor a nominating committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stewart Jackson, prior President and CEO	2011	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000

David Figueiredo, President and CEO	2011	48,000	-0-	(1)	-0-	-0-	-0-	-0-	48,000

Jerry Drew, President and CEO	2012		-0-	(2)	-0-	-0-	-0-	-0-
____________
(1)	In accordance with the terms of appointment of Mr. Figueiredo, we issued to Mr. Figueiredo an aggregate of 6,000,000 shares of common stock valued at $0.005 per share.

(2)
In accordance with the terms of appointment of Mr. Drew as a Director in 2011, we issued to Mr. Drew an aggregate of 5,000,000 shares of common stock valued at $0.005 per share.  Mr. Drew has not been issued additional shares as of December 31, 2012.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2012

We do not have a Stock Option Plan and, therefore, no stock options have been granted to our Named Executive Officers during fiscal year ended December 31, 2012.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2012 and 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stewart Jackson
2011 (1)	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Glenn Soler
2011	-0-	20,000	(1)	-0-	-0-	-0-	-0-	-0-

David Figueiredo
2011(3)	-0-	30,000		-0-	-0-	-0-	-0-	-0-

Jerry Drew
2011	-0-	25,000	(1)	-0-	-0-	-0-	-0-	-0-

Marc Duncan
2011	-0-	20,000	(1)	-0-	-0-	-0-	-0-	-0-

Paul Murphy (2)	-0-	25,000		-0-	-0-	-0-	-0-	-0-

Allen Lopez 2012	-0-	37,500		-0-	-0-	-0-	-0-	-0-

Keith Tubandt 2012	-0-	22,500		-0-	-0-	-0-	-0-	-0-
____________________
(1)	Dr. Jackson resigned from the Board of Directors effective July 29, 2011.

(2)	Mr. Murphy resigned from the Board of Directors effective March 25, 2012.

(3)	Mr. Figueiredo resigned from the Board of Directors effective August 28, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of December 31, 2012, there are 180,301,125 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership

Directors and Officers:

David Figueiredo 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	7,666,666	(2)	4.25%

Glen Soler 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000		2.77%

Jerry Drew 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000		2.77%

Mark Duncan 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	6,000,000		3.33%

Allen Lopez 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	5,000,000		2.77%

Keith Tubandt 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	3,000,000		1.66%

Tricia Oakley 2312 N. Green Valley Pkwy. Suite 1026 Henderson, Nevada 89014	6,000,000	(3)	3.33%

All executive officers and directors as a group (8 persons)	37,666,666		22.20%
5% or Greater Beneficial Owners:
None
__________________
*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of December 31, 2012, there are 180,301,125 shares issued and outstanding.

(2)	Of the 7,666,666 shares, Mr. Figueiredo directly holds 6,666,666 shares of record and 1,000,000 shares jointly with Dana Figueiredo.

(3)	Of the 6,000,000 shares, Ms. Oakley directly holds 3,000,000 shares of record and 3,000,000 shares jointly with Mark Oakley.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2012.

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

During fiscal year ended December 31, 2012, we have not yet paid fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012.   We have incurred $10,500 in fees for interim reviews.  During fiscal year ended December 31, 2012, we incurred $3,000.00 in fees to our former independent accountant for professional services rendered in connection with the review of our financial statement for the quarter ended March 31, 2012.

During fiscal year ended December 31, 2011, we incurred $24,665.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and August 31, 2011.

During fiscal years ended December 31, 2012 and December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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
__________________
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

DOUBLE CROWN RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE CROWN RESOURCES, INC.

Dated: April 12, 2013	By:	/s/ Jerry Drew
Jerry Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: April 12, 2013	By:	/s/ Jerry Drew
Jerry Drew
Chief Financial Officer