Form 10-Q
period 2013-03-31
DOUBLE CROWN RESOURCES INC.
filed 2013-05-17
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 9, 2013
Common Stock, $0.001	328,115,065

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
		(Audited)
ASSETS
Current assets:
Cash	$37,049	$3,273
Deposit	15,550	-
Total current assets	52,599	3,273

Total current assets	$52,599	$3,273

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$49,029	$43,150
Accounts payable- disputed	77,998	77,998
Disputed Liability - Related Party (Notes 7)	563,206	563,206
Accrued Interest - Related Party (Notes 7)	108,699	105,604
Note payable- related party (Note 7)	132,382	132,382
Debt- related parties (Note 5)	176,347	156,211
Convertible debt - non-related party (Note 4 & 6)	-	-
Total current liabilities	1,107,661	1,078,551

Non-Current Liabilities
Mineral prospect obligation (Note 4)	127,813	149,087
Debt- long term (Note 4)	25,000	30,000
Total Long Term Liabilities	152,813	179,087

Total liabilities	1,260,474	1,257,638

STOCKHOLDERS' DEFICIT
Common stock; 500,000,000 shares authorized at $0.001 par
value; 212,365,065 and 180,301,125 shares issued and
outstanding at March 31, 2013 and December 31, 2012, respectively	212,365	180,301
Stock subscription payable	51,000	-
Additional paid-in capital	2,189,057	2,026,771
Deficit accumulated during exploration stage	(3,660,297)	(3,461,437)
Total Stockholders' Deficit	(1,207,875)	(1,254,365)

Total Liabilities and Stockholders' Deficit	$52,599	$3,273

The accompanying footnotes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From inception
			(March 23, 2006)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses
Impairment of mineral property acquisition costs	-	-	70,250
Impairment of prepaid royalties	-	-	124,795
Professional fees	70,837	580,084	1,839,865
Office - general expenses	100,740	34,737	272,489
General expenses - related party	-	33,688	731,848
Total Operating Expenses	171,577	648,509	3,039,247

Operating Loss	(171,577)	(648,509)	(3,039,247)

Other (Income) Expenses
Interest Expense	3,727	2,531	30,046
Interest Expense - related party	23,556	31,763	144,380
Civil Claim Contingency	-	-	286,875
Financing cost - related party	-	120,034	159,749
Total Other Expenses	27,283	154,328	621,050

Net Loss Before Income Taxes	(198,860)	(802,837)	(3,660,297)

Income Tax	-	-	-

Net Loss	$(198,860)	$(802,837)	$(3,660,297)

Loss per Share, Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	185,608,654	158,882,569

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(March 23, 2006)
			through
	Three Months Ended March 31,		March 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(198,860)	$(795,099)	$(3,660,297)
Adjustments to reconcile net loss from operations:
Shares issued for services	30,000	589,000	1,642,417
Impairment of mineral property acquisition costs	-	-	60,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	-	286,875
Financing cost of warrants issued	-	120,034	120,034
Change in Operating Assets and Liabilities:
Deposits	(15,550)		(15,550)
Accounts payable	5,879	(7,057)	63,775
Accrued interest	3,726	3,726	28,613
Accrued interest to a related party	23,556	20,299	139,599
Accounts payable- related party	-	(1,248)	641,204
Debt	(325)	2,533	66,294
Net cash used in operating activities	(151,574)	(67,812)	(452,871)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral claim	-	-	(10,000)
Net Cash used in investing activities	-	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	-	4,000	45,000
Proceeds from issuance of common stock	185,350	50,200	454,920
Proceeds from subscriptions receivable	-	10,000
Net Cash provided by financing activities	185,350	64,200	499,920

Net increase (decrease) in cash	33,776	(3,612)	37,049
Cash at beginning of period	3,273	38,120	-
Cash at End of Period	$37,049	$34,508	$37,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-		$5,000
Convertible debt issued for mineral property	$-		$50,000
Expenses paid on Company's behalf by related parties	$-	$-	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$-	$40,000
Shares payable for mineral property	$-	$-	$5,250
Shares issued for subscription receivable	$-	$(14,000)	$24,000
Shares issued for services	$30,000	$589,000	$645,633
Shares issued for conversion of debt	$30,000	$26,000	$65,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

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

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 12, 2013 (the “2012 Annual Report”).

NOTE 2 - GOING CONCERN

The Company’s financial statements as of March 31, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through March 31, 2013 of $3,660,297.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

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

The Company in February 2013 paid the $30,000 liability via stock by issuing 2,727,300 shares of stock.

As part of the original agreement, the Company issued a convertible debt of $20,000 to the Seller. In conjunction with this debt, there was no debt discount or beneficial conversion feature recorded since the conversion privilege was contingent on the current market value of the shares at the date of the notice of conversion. Accordingly, on February 9, 2012 the Company issued to Gloria and Richard Kwiatkowski 256,411 and 256,410 shares respectively at the market price of $0.0390 to satisfy the $20,000 Debt.

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $17,435 as of March 31, 2013 which brings the liability balance to $152,813.

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

In addition to the $89,596, another $5,976 was accrued as of December 31, 2011 and interest expense of $13,127 has been recorded to March 31, 2013, for a total debt of $108,699. The Company is disputing this liability.

Loans from Shareholder

A former officer of the Company has made loans to the Company totaling $48,000 as of March 31, 2013. The loans are non-interest bearing and payable on demand.

During November and December of 2012 the Company received $1,875 for expenses from directors. Terms indicate interest at 2% payable on demand.

Share Issuances

During the quarter ended March 31, 2013 the Company issued 3,000,000 shares to directors for services valued at $30,000.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

During the quarter ended March 31, 2013 the company issued 32,063,940 shares of stock. Of this amount 3,000,000 was issued for services valued at $30,000, 2,727,300 was issued for debt of $30,000, and 26,336,640 was issued for cash of $134,350. The Company also received $51,000 in cash for shares to be issued in the amount of 10,200,000 shares.

Stock Warrants

The following is a summary of warrants balance as of March 31, 2013

	Number of Shares	Weighted Average Exercise Price	Expiration Date

Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, March 31, 2013	-

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2013

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that is material to the financial statements to be disclosed:

In April 2013, the Company issued 21,675,250 shares of its $0.001 per value common stock, of which 16,062,500 were issued for services, 12,750 were issued for debt, and 5,600,000 shares were issued for cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Double Crown Resources Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan”,” intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this Quarterly Report, the terms "we," "us," "our," and "our Company" mean Double Crown Resources Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CURRENT BUSINESS OPERATIONS

Double Crown Resources Inc. was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

We are an exploration stage company that was organized to enter into the mineral industry. We previously located, explored, acquired and developed mineral properties. Our business operations had been limited to gold and mineral exploration/development of selected properties in North, South and Latin America. We will continue with this segment of our business plan. We have been developing new business ventures to supply vital minerals needed for oilfield drilling operations. There may also be expansion into the solar energy sector. Our Board of Directors anticipates that these new ventures will add significantly to our potential for long-term revenue and profit

MINERAL PROPERTIES

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, on February 9, 2012, we issued the Kwiatkowskis 512,821 shares as payment for the $20,000 due under the terms of the Option; (iii) at the end of year two, on February 9, 2013, we paid a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, we shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects.

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

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets. The assets we intended to acquire included the PASS Box, a portable aggregate transport system, which Synergy had developed. Under the terms of the Synergy MOU, we were given a ninety-day period to conduct due diligence on Synergy and the assets to be acquired. During this due diligence period, we reached the conclusion that an acquisition of Synergy was not in the best interests of our Company and terminated the Synergy MOU. We have no further obligations or connections to Synergy as of the date of filing this Quarterly Report.

Our ability to continue to complete planned exploration activities, expand acquisitions and explore mining opportunities and further potential operations involving the oil and gas industry and frac-drilling is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

Our net loss for the three-month period ended March 31, 2013 was $198,860 compared to a net loss of $802,837 during the three-month period ended March 31, 2012, a decrease of $603,977. During the three-month periods ended March 31, 2013 and 2012, we did not generate any revenue.

During the three-month period ended March 31, 2013, we incurred operating expenses of $171,577 compared to $648,509 incurred during the three-month period ended March 31, 2012. Operating expenses incurred during the three-month period ended March 31, 2013 consisted of: (i) professional fees of $70,837 (2012: $580,084); and (ii) general and administrative of $100,740 (2012: $68,425). The decrease in operating expenses, specifically the decrease in professional fees, was due primarily to the decrease in the scope and scale of our business operations involving identification of acquisition of further mineral properties and potential involvement in frac-drilling. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the three-month period ended March 31, 2013 were interest expense of $3,727 (2012: $2,531); and (ii) interest expense- related party of $23,556 (2012: $31,763) resulting in total other expenses of $27,283 (2012: $154,328), of which $120,034 was attributed to financing cost – related party).

Thus, our net loss from operations during the three-month period ended March 31, 2013 was $198,860 compared to a net loss from operations during the three-month period ended March 31, 2012 of $802,837. The weighted average number of shares outstanding was 185,608,654 for the three-month period ended March 31, 2013 compared to 158,882,569 for the three-month period ended March 31, 2012.

We have not generated any revenues since inception. We anticipate that we will not earn revenues until such time as we have entered into an oilfield services contract or commenced commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended March 31, 2013

As of March 31, 2013, our current assets were $52,599 and our current liabilities were $1,107,661, which resulted in a working capital deficit of $1,055,062. As of March 31, 2013, current assets were comprised of $37,049 in cash and $15,550 in deposits. As of March 31, 2013, our current liabilities consisted of: (i) $49,029 in accounts payable and accrued expenses; (ii) $77,998 in accounts payable – disputed; (iii) $563,206 in disputed liability - related party; (iv) $108,699 in accrued interest – related party; (v) $132,382 in note payable - related party; and (vi) $176,347 in debt – related parties.

As of March 31, 2013, our total assets were $52,599 comprised of current assets. Our total assets for fiscal year ended December 31, 2012 were $3,273.

As of March 31, 2013, our total liabilities were $1,260,474 comprised of: (i) current liabilities of $1,107,661; (ii) mineral prospect obligation of $127,813; and (iii) debt - long term of $25,000. Our total liabilities for fiscal year ended December 31, 2012 were $1,257,638. Our total liabilities decreased slightly primarily due to the increase in non-current liabilities. We also recorded a disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments, Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. We have recorded the balance of $804,287 due to Falco, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $108,699 as accrued interest. We have decided to contest the current balance claimed to be due to Falco. See “Part II, Item 1. Legal Proceedings”.

Stockholders’ deficit decreased from $1,254,365 as of December 31, 2012 to $1,207,875 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2013, net cash flows used in operating activities was $151,574 compared to net cash flow used in operating activities of $67,812 during the three-month period ended March 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $198,860 (2012: $795,099), which was adjusted by: (i) $30,000 (2011: $589,000) in shares issued for services; and (ii) $-0- in financing cost of warrants issued (2012: $120,034). Net cash flows used in operating activities during the three-month period ended March 31, 2013 was further changed by an increase of $5,879 in accounts payable (2012: ($7,057), $23,556 in accrued interest to a related party (2012: $20,299), $3,726 in accrued interest (2012: $3,726), and a decrease of $15,550 in operating liabilities – deposits (2012: $-0-). Net cash flows from operating activities during the three-month period ended March 31, 2012 was further changed by a decrease of $1,248 in accounts payable - related party.

Cash Flows from Investing Activities

For the three-month periods ended March 31, 2013 and March 31, 2012, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the three-month period ended March 31, 2013, net cash flows provided by financing activities was $185,350, consisting of proceeds from issuance of common stock. For the three-month period ended March 31, 2012, net cash flows provided by financing activities was $64,200 consisting of $4,000 in proceeds from subscriptions payable, $50,200 from proceeds from issuance of common stock, and $10,000 in proceeds from subscriptions receivable.

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

Consultant Agreements

Jackson Consultant Agreement

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

Figueiredo Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our former President/Chief Executive Officer and member of the Board of Directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of March 31, 2013, the amount owed to Mr. Figueiredo was $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share. The company is disputing the amount owed based upon their contention that the services were not adequately performed. The company continues to accrue the liability until such time as a formal resolution is agreed upon.

Convertible Promissory Notes – Related Party

Falco Investments, Inc.

Effective on June 15, 2011 (the “Effective Date”), prior management signed a board resolution approving the issuance of a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments, Inc. (the “Creditor”), of which $271,331 represented principal. We believe prior management was not acting in the best interests of our Company when they approved the issuance of the Convertible Promissory Notes. As of March 31, 2013, we recorded a total of $804,287 due to the Creditor, of which $132,382 has been reported as convertible debt, $563,206 as a disputed liability – related party and $108,699 as accrued interest. We have decided to contest the current balance claimed to be due to Falco. See “Part 2, Item 1. Legal Proceedings”.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

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

As of March 31, 2013, the end of our fiscal quarter covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report. Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2013.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

As of the date of this quarterly report, these initiatives have partially been implemented. We intend to have full implementation of the initiatives by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by quarter ended September 30, 2013.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,587.77 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,587.77 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have counterclaimed and named the former president and chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants.

Other than the Civil Claim, we are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2013, we authorized the issuance of shares of our restricted common stock as follows:

SHARES ISSUED TO DIRECTORS

During the quarter ended March 31, 2013, we issued 3,000,000 shares of restricted common stock to Directors for services valued at $30.000.

BATEMAN OPTION

In February 2013, we issued an aggregate of 2,727,300 shares of common stock to the Kwiatkowskis in accordance with the terms and provisions of the option and conversion of a $30,000 debt. The aggregate of 2,727,300 shares of common stock were issued to non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Kwiatkowskis acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SHARES ISSUED IN PRIVATE PLACEMENT OFFERINGS

We authorized the issuance of an aggregate of 26,336,640 shares of common stock to investors for $134,350 in cash at per share prices ranging from $0.005 to $0.0075. The aggregate of 26,336,640 shares of common stock were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We also received $51,000 in cash during the quarter-ended March 31, 2013 for shares to be issued in the amount of 10,200,000.

SUBSEQUENT EVENTS – SHARE ISSUANCES

In April and May 2013, we issued an aggregate of 115,750,000 shares of our restricted common stock. Of the 115,750,000 shares, we issued 3,000,000 shares to Director Antonio Castillo for services valued at $30,000; we issued 69,350,000 shares to a number of individuals and businesses for services provided to the Company; we issued 6,700,000 for debt; and we issued 36,700,000 for $183,500 of cash in private placements. The details of these transactions will be provided in our quarterly report on Form 10-Q for the quarter ended June 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Members of Board of Directors

Effective on March 1, 2013, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the consent of Antonio B. Castillo as a member of the Board of Directors.

Antonio B. Castillo. Mr. Castillo has 25 years of experience as a business financial advisor and as a procurement professional for equipment and materials to optimize oilfield drilling operations. Mr. Castillo has held a wide variety of positions in the oil and gas industry, including roles in financial development and technical drilling procurement. Mr. Castillo has worked internationally, including in México, London, Hawaii, and various locations in the continental United States. Mr. Castillo has experience in planning drilling projects for both on-shore and off-shore operations. He has worked with jack-up oil platforms, land rigs and also the chemical additives and other key materials required for high-yield production. Mr. Castillo meets the need of the Company for a director with industry experience who can assist the Company as it plans to bid on a number of petroleum industry projects. To reflect his functions in the company, Mr. Castillo has been given the title: Director of Business Development and Strategy.

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

The Company issued an aggregate of 3,000,000 shares of its restricted common stock to Mr. Castillo as consideration for his services on the Board of Directors.

Effective on March 26, 2013, we accepted the resignations of Marc Duncan and Glenn Soler as members of the board of directors. Mr. Duncan and Mr. Soler did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Therefore, as of the date of this quarterly report, the board of directors consists of Jerry Drew, Allen Lopez, Keith Tubandt, and Antonio Castillo.

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
_____________
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

DOUBLE CROWN RESOURCES INC.

Dated: May 17, 2013	By:	/s/ Jerry Drew
Jerry Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: May 17, 2013	By:	/s/ Jerry Drew
Jerry Drew
Chief Financial Officer