Form 10-Q
period 2013-06-30
DOUBLE CROWN RESOURCES INC.
filed 2013-08-16
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Double Crown Resources, Inc.
(Name of small business issuer in its charter)

Nevada	20-5386829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2312 N. Green Valley Pkwy, Suite 1026, Henderson, Nevada 89014
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 2, 2013
Common Stock, $0.001	333,115,065

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,875	$3,273
Deposit	15,550	-
Total current assets	20,425	3,273

Total current assets	$20,425	$3,273

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$41,752	$43,150
Accounts payable- disputed	83,497	77,998
Disputed liability - related party (Notes 7)	563,206	563,206
Accrued interest - related party (Notes 7)	147,340	105,604
Note payable- related party (Note 7)	132,382	132,382
Debt- related parties (Note 5)	159,387	156,211

Total current liabilities	1,127,564	1,078,551

Non-current liabilities:
Mineral prospect obligation (Note 4)	131,539	149,087
Debt- long term (Note 4)	25,000	30,000
Total non-current liabilities	156,539	179,087

Total liabilities	1,284,103	1,257,638

Stockholders' deficit
Common stock; 500,000,000 shares authorized at $0.001 par
value, 314,615,065 and 180,301,125 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	314,615	180,301
Stock subscription payable	1,000	-
Additional paid-in capital	4,309,157	2,026,771
Deficit accumulated during exploration stage	(5,888,450)	(3,461,437)
Total Stockholders' Deficit	(1,263,678)	(1,254,365)

Total Liabilities and Stockholders' Deficit	$20,425	$3,273

The accompanying footnotes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		From Inception March 23, 2006 to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	-	-	70,250
Impairment of prepaid royalties	-	-	-	-	124,795
Professional fees	2,041,461	140,334	2,112,298	753,417	3,881,326
Office - general expenses	113,536	20,224	214,276	55,650	386,024
General expenses - related party	45,875	-	45,875		777,723
Total Operating Expenses	2,200,872	160,558	2,372,449	809,067	5,240,118

Operating Loss	(2,200,872)	(160,558)	(2,372,449)	(809,067)	(5,240,118)

Other (Income) Expenses
Interest Expense	3,726	3,726	7,452	7,452	33,772
Interest Expense - related party	23,556	24,025	47,112	46,855	167,936
Civil Claim Contingency	-	-	-		286,875
Financing cost - related party	-	-	-	120,034	159,749
Total Other Expenses	27,282	27,751	54,564	174,341	648,332

Net Loss Before Income Taxes	(2,228,154)	(188,309)	(2,427,013)	(983,408)	(5,888,450)

Income Tax	-	-	-	-	-

Net Loss	$(2,228,154)	$(188,309)	$(2,427,013)	$(983,408)	$(5,888,450)

Loss per Share, Basic & Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	259,800,907	158,882,569	229,117,938	165,530,803

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(March 23,
			2006)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,427,013)	$(983,408)	$(5,888,450)
Adjustments to reconcile net loss from operations:
Shares issued	2,011,350	708,700	3,623,767
Impairment of mineral property acquisition costs	-	-	60,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	-	286,875
Financing cost of warrants issued	-	120,034	120,034
Change in Operating Assets and Liabilities: Deposits	(15,550)		(15,550)
Increase (decrease) in accounts payable	4,101	394	125,249
Increase in accrued interest	8,235	-	36,848
Increase in accrued interest to a related party	39,129	-	111,387
Increase (decrease) in accounts payable- related party	-	46,856	563,206
Increase (decrease) in debt	(25,000)	-	(88,926)
Net cash used in operating activities	(404,748)	(107,424)	(891,395)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mineral claim	-	-	(10,000)
Net Cash used in investing activities	-	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	-	7,700	45,000
Proceeds from issuance of common stock	406,350	55,700	861,270
Proceeds from subscriptions receivable	-	10,000
Net Cash provided by financing activities	406,350	73,400	906,270

Net Increase (Decrease) in Cash	1,602	(34,024)	4,875
Cash at Beginning of Period	3,273	38,120	-
Cash at End of Period	$4,875	$4,096	$4,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	$-	$5,000
Convertible debt issued for mineral property	$-	$-	$50,000
Expenses paid on company's behalf by related parties	$-	$-	$357,956
Proceeds from private placement (paid to related parties)	$-	$-	$40,000
Shares payable for mineral property	$-	$-	$5,250
Shares issued for subscription receivable	$-	$-	$-
Shares issued for services	$1,980,500	$-	$3,527,717
Shares issued for conversion of debt	$30,850	$-	$96,050

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through June 30, 2013 of $5,888,450.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
June 30, 2013

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $21,161 as of June 30, 2013 which brings the liability balance to $156,539.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

Debt – Related Party

Debt to Dr. Jackson

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

Interest expense on this debt to Jackson of $21,791 has been recorded through June 30, 2013, for a total debt of $111,387. The Company is disputing this liability.

Loans from Shareholder

A former officer of the Company has made loans to the Company totally $48,000 as of June 30, 2013. The loans are non-interest bearing and payable on demand.

The debt-related parties liability on the balance sheet of $159,387 is comprised of $111,387, due to Jackson, plus the $48,000 due to a former officer.

Share Issuances

During the quarter ended March 31, 2013 the Company issued 3,000,000 shares to directors for services valued at $30,000.

Director Compensation

For the six months ended June 30, 2013 the Company has paid $45,875 in fees to a director for services rendered.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

During the quarter ended March 31, 2013 the company issued 26,336,640 shares of stock. Of this amount 3,000,000 was issued for services valued at $30,000, 2,727,300 was issued for debt of $30,000 and 26,336,640 was issued for cash of $134,350. The Company also received $51,000 in cash for shares to be issued in the amount of 10,200,000 shares.

During the quarter ended June 30, 2013 the Company issued 102,250,000 shares of stock. Of this amount 61,350,000 were issued for completed services valued at market which was between .03 and .04 per share;

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 6 – STOCKHOLDERS' DEFICIT (continued)

Shares Issued (continued)

29,200,000 for cash of $221,000; 1,700,000 shares of stock for debt satisfaction of a $850.00 loan; and 10,000,000 shares in satisfaction of the first quarter 2013 subscription payable of $50,000.

Stock Warrants

The following is a summary of warrants balance as of June 30, 2013

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, June 30, 2013	-

NOTE 7 – DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $842,928 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $ 147,340 as accrued interest to June 30, 2013. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in August of 2011.

While the amount is deemed frivolous, the Company has included this debt on the balance sheet until an eventual resolution is completed.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013

NOTE 8 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$4,342,857	$1,315,476
Payroll Accrual	-	-
Less valuation allowance	(4,342,857)	(1,315,476)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2013 and December 31, 2012 due to the following:

	June 30, 2013	December 31, 2012

Book Income	$(3,240,354)	$(1,012,200)
Meals and Entertainment	-	3,000
Stock for Services	2,011,350	662,450
Accrued Payroll	-	-
Valuation allowance	1,229,004	346,750
	$-	$-

At June 30, 2013, the Company had net operating loss carry forwards of approximately $34,000,000 that may be offset against future taxable income through the year 2033. No tax benefit has been reported in the June 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2013
NOTE 8 – INCOME TAX (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such events that are material to the financial statements to be disclosed:

1.	The Company in July 2013 issued 5,000,000 shares of stock for an investment of $50,000.

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

We are an exploration stage company that was organized to enter into the mineral industry. We previously located, explored, acquired and developed mineral properties. Our business operations had been limited to gold and mineral exploration/development of selected properties in North, South and Latin America. We will continue with this segment of our business plan. We have been developing new business ventures to supply vital minerals needed for oilfield drilling operations. There may also be expansion into the solar energy sector. Our board of directors anticipates that these new ventures will add significantly to our potential for long-term revenue and profit.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $21,161 as of June 30, 2013, which brings the liability balance to $156,539.

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

As of November 7, 2011, our board of directors determined that pursuing the purchase of the interest in GMC and incurring the Capital Requirements associated with the gold mining concessions is not in our best interests or in the best interests of our shareholders. Therefore, we and GMC have entered into that certain rescission agreement (the “Rescission Agreement”), pursuant to which we are released from any further obligations or duties thereunder. Moreover, it was previously determined that at no time prior to May 31, 2011 was the future sacrifice of $5,000,000 associated with the Letter Agreement probable and, therefore, it is our intent to remove this liability from our financial statements and make corresponding adjustments. Therefore, our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 was restated.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

Our net loss for the three month period ended June 30, 2013 was $2,228,154 compared to a net loss of $188,309 during the three month period ended June 30, 2012, an increase of $2,039,845. During the three month periods ended June 30 2013 and 2012, we did not generate any revenue.

During the three month period ended June 30, 2013, we incurred operating expenses of $2,200,872 compared to $160,558 incurred during the three month period ended June 30, 2012. Operating expenses incurred during the three month period ended June 30, 2013 consisted of: (i) Professional fees of $2,041,461, (ii) Office – general expenses of $113,536, and (iii) General expenses – related party of $45,875, as compared to the three month period ended June 30, 2012 consisted of: (i) Professional fees of : $140,334, (ii) Office – general expenses of $20,224, and (iii) General expenses – related party of $-0-. Our professional fees increased by $1,901,127 and our general expenses increased by $93,312 due to the increase in the scope and scale of our business operations involving identification of oilfield services opportunities and the development of a patent-pending transport container.

Other expenses incurred during the three month period ended June 30, 2013 were interest expense of $27,282 as compared to $27,751 for the three month period ended June 30, 2012.

Thus, our net loss from operations during the three month period ended June 30, 2013 was $2,228,154 compared to a net loss from operations during the three month period ended June 30, 2012 of $188,309. The weighted average number of shares outstanding was 259,800,907 for the three month period ended June 30, 2013 compared to 158,882,569 for the three month period ended June 30, 2012.

We anticipate that we will not earn revenues until such time as we have entered into oilfield services contracts or commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

Our net loss for the six month period ended June 30, 2013 was $2,427,013 compared to a net loss of $938,408 during the six month period ended June 30, 2012, an increase of $1,488,910. During the six month periods ended June 30, 2013 and 2012, we did not generate any revenue.

During the six month period ended June 30, 2013, we incurred operating expenses of $2,372,449 compared to $809,067 incurred during the six month period ended June 30, 2012. Operating expenses incurred during the six month period ended June 30, 2013 consisted of: (i) Professional fees of $2,112,298, (ii) Office – general expenses of $214,276, and (iii) General expenses – related party of $45,875, as compared to the six month period ended June 30, 2012, which consisted of: (i) Professional fees of $753,417, (ii) Office – general expenses of $55,650, and (iii) General expenses – related party of $-0-. Our professional fees increased by $1,358,881 and our general expenses increased by $158,626 due to the increase in the scope and scale of our business operations involving identification of oilfield services opportunities and the development of a patent-pending transport container. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the six month period ended June 30, 2013 were interest expense of $7,452 and (ii) interest expense- related party of $47,112 resulting in total other expenses of $54,564, as compared to the six month period ended June 30, 2012 were interest expense of $7,452 and (ii) interest expense- related party of $46,855 resulting in total other expenses of $174,431.

Thus, our net loss during the six month period ended June 30, 2013 was $2,427,013, compared to a net loss from operations during the six month period ended June 30, 2012 of $983,408. The weighted average number of shares outstanding was 229,117,938 for the six month period ended June 30, 2013 compared to 165,530,803 for the six month period ended June 30, 2012.

We anticipate that we will not earn revenues until such time as we have entered into oilfield services contracts or commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2013

As of June 30, 2013, our current assets were $20,425 and our current liabilities were $1,127,564, which resulted in a working capital deficit of $1,107,139. As of June 30, 2013, current assets were comprised of $4,875 in cash and $15,500 in deposits. As of June 30, 2013, our current liabilities consisted of: (i) $41,752 in accounts payable and accrued expenses, (ii) $83,497 in accounts payable – disputed, (iii) $563,206 in disputed liability - related party, (iv) $147,340 in accrued interest – related party, (v) $132,382 in note payable - related party, and (vi) $159,387 in debt – related parties.

As of June 30, 2013, our total assets were $20,425 comprised of current assets. Our total assets for fiscal year ended December 31, 2012 were $3,273.

As of June 30, 2013, our total liabilities were $1,284,103 comprised of: (i) current liabilities of $1,127,564; (ii) mineral prospect obligation of $131,539, and (iii) debt - long term of $25,000. Our total liabilities for fiscal year ended December 31, 2012 were $1,257,638. Our total liabilities increased slightly, primarily due to the increase in accrued interest to related parties. We also recorded a disputed liability – related party. As of June 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments, Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. We have recorded the balance of $806,975 due to Falco, of which $132,382 has been reported as a note payable – related party, $563,206 as a disputed liability – related party and $111,387 as accrued interest to June 30, 2013. We have decided to contest the current balance claimed to be due to Falco. See “Part II, Item 1. Legal Proceedings”.

Stockholders’ deficit increased from ($1,254,365) as of December 31, 2012 to ($1,263,678) as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2013, net cash flows used in operating activities was ($404,748) compared to net cash flow used in operating activities of ($107,424) during the six month period ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of ($2,427,013) (2012: $983,408), which was adjusted by: (i) $2,011,350 (2012: $708,700) in shares issued, and (ii) $-0- in financing cost of warrants issued (2012: $120,034). Net cash flows used in operating activities during the six-month period ended June 30, 2013 was further changed by a change in operating assets and liabilities: deposits of ($15,550) (2012: $0-) an increase of $4,101 in accounts payable (2012: $394), $39,129 in accrued interest to a related party (2012: $0-), $8,235 in accrued interest (2012: $0-), and a decrease of $25,000 in debt (2012: $-0-). Net cash flows from operating activities during the six-month period ended June 30, 2012 was further changed by a increase of $46,856 in accounts payable - related party (2013:$0-).

Cash Flows from Investing Activities

For the six month periods ended June 30, 2013 and June 20, 2012, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

For the six month period ended June 30, 2012, net cash flows provided by financing activities was $406,350 consisting of proceeds from issuances of common stock. For the six month period ended June 30, 2012, net cash flows provided by financing activities was $73,400 consisting of $7,700 in subscriptions payable, $10,000 in subscriptions receivable and $55,700 in issuance of common stock.

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

MATERIAL COMMITMENTS

Consultant Agreements

Jackson Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. After a change in management, we recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This resulted in $89,596 being recorded as a related party debt. In addition to the $89,596, we have recorded interest expense of $21,791 through June 30, 2013 ($5,783 in 2013), for a total debt of $111,387. We are disputing this liability.

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

Convertible Promissory Notes – Related Party

Falco Investments Inc.

Effective on June 15, 2011 (the “Effective Date”), prior management signed a Board Resolution approving the issuance of a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments, Inc. (the “Creditor”), of which $271,331 represented principal. We believe prior management was not acting in the best interests of our Company when they approved the issuance of the Convertible Promissory Notes. We have recorded the balance of $806,975 due to Falco, of which $132,382 has been reported as a note payable – related party, $563,206 as a disputed liability – related party and $111,387 as accrued interest to June 30, 2013. We have decided to contest the current balance claimed to be due to Falco. See “Part II, Item 1. Legal Proceedings”.

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

As of June 30, 2013, the end of our fiscal quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report. Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

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

As of June 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

As of the date of this Quarterly Report, these initiatives have partially been implemented. We intend to have full implementation of the initiatives by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by quarter ended December 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our b.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,588 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,588 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have counterclaimed and named the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants.

On May 13, 2013, shareholder Falco Investments and non-shareholder Leslie Rutledge filed a purported derivative lawsuit in the U.S. District Court for the District of Nevada, naming the Company as a nominal defendant and naming as defendants nine current or former officers and members of its board of directors, including Jerry Drew, Keith Tubandt, Allen Lopez, and Antonio B. Castillo, the board of directors collectively, and the company’s former outside counsel, Diane Dalmy, as defendants. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties and/or wasted corporate assets or were unjustly enriched or engaged in gross mismanagement in relation to various actions, including “lowering” the company’s stock price, failing to maintain internal controls, interfering with the removal of restricted legends from certain free-trading shares, and failing to issue shares pursuant to certain convertible notes. The complaint seeks, among other things, an award of punitive damages to the plaintiffs, injunctive relief, disgorgement of compensation by the Company’s directors, and an order directing the Company to reform its corporate governance and internal procedures and attorney’s fees and costs. On August 12, 2013, certain of the defendants filed a motion to dismiss the lawsuit. However, the outcome of this litigation is uncertain.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief against defendant Synergy relating to alleged trade secrets and rights to patent protection on Double Crown’s transport system. Although Defendant Synergy failed to respond within the timeline provided by the Federal Rules of Civil Procedure and despite Double Crown’s request for entry of a default judgment, defendant Synergy filed an untimely answer on July 22, 2012, causing the Court to deny the request for default judgment. A pretrial and scheduling conference is presently set for September 20, 2013.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

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

SHARES ISSUED

During the quarter ended March 31, 2013, we authorized the issuance of an aggregate of 26,336,640 shares of common stock to investors for $134,350 in cash at per share prices ranging from $0.005 to $0.0075. The aggregate of 26,336,640 shares of common stock were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We also received $51,000 in cash during the quarter-ended March 31, 2013 for shares to be issued in the amount of 10,200,000.

During the three-month period ended June 30, 2013, we authorized the issuance of shares of our restricted common stock as follows:

During the quarter ended June 30, 2013 we issued 102,250,000 shares of stock. Of this amount 61,350,000 were issued for completed services valued at market which was between .03 and .04 per share; 29,200,000 for cash of $221,000; 1,700,000 shares of stock for debt satisfaction of $850; and 10,000,000 shares in satisfaction of the subscription payable of $50,000. The aggregate of 102,250,000 shares of common stock were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SUBSEQUENT EVENTS – SHARE ISSUANCES

In July 2013, we issued 5,000,000 shares of stock for an investment of $50,000. The 5,000,000 shares of common stock were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

DOUBLE CROWN RESOURCES INC.

Dated: August 16, 2013	By:	/s/ Jerry Drew
Jerry Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: August 16, 2013	By:	/s/ Jerry Drew
Jerry Drew
Chief Financial Officer