Form 10-Q
period 2013-09-30
DOUBLE CROWN RESOURCES INC.
filed 2013-11-15
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53389

Double Crown Resources, Inc.
(Name of small business issuer in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Ave, Suite 200, Henderson, Nevada 89052
(Address of principal executive offices)

2312 N. Green Valley Pkwy, Suite 1026, Henderson, Nevada 89014
(Former name, former address and former fiscal year, if changed since last report)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 24, 2013
Common Stock, $0.001	398,415,065

DOUBLE CROWN RESOURCES INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

Assets:	September 30,	December 31,
Current assets:	2013	2012
Cash	$19,515	$3,273
Deposit	15,550	-
Total current assets	35,065	3,273
Fixed Assets	27,834
Total current assets	$62,899	$3,273

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$40,650	$43,150
Accounts payable- disputed	83,498	77,998
Disputed Liability - Related Party (Note 8)	563,206	563,206
Accrued Interest - Related Party (Note 8)	168,207	105,604
Note payable- related party (Note 8)	132,382	132,382
Debt- related parties (Note 6)	114,075	156,211

Total current liabilities	1,102,018	1,078,551

Non-Current Liabilities:
Mineral prospect obligation (Note 4)	135,265	149,087
Debt- long term (Note 5)	25,000	30,000
Total Long Term Liabilities	160,265	179,087

Total liabilities	1,262,283	1,257,638

Stockholders' deficit

Common stock; 500,000,000 shares authorized at $0.001 par
value, 395,415,065 and 180,301,125 shares
outstanding, respectively	395,415	180,301
Stock subscription payable	101,000	-
Additional paid-in capital	5,753,957	2,026,771
Deficit accumulated during exploration stage	(7,449,756)	(3,461,437)
Total Stockholders' Deficit	(1,199,384)	(1,254,365)

Total Liabilities and Stockholders' Deficit	$62,899	$3,273

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					March 23, 2006
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	-	-	70,250
Impairment of prepaid royalties	-	-	-	-	124,795
Professional fees	1,489,307	22,217	3,601,605	775,634	5,370,633
Office - general expenses	76,017	15,286	290,293	70,936	462,041
General expenses - related party	16,702	-	62,577		794,425
Total Operating Expenses	1,582,026	37,503	3,954,475	846,570	6,822,144

Operating Loss	(1,582,026)	(37,503)	(3,954,475)	(846,570)	(6,822,144)
Other (Income) Expenses
Forgiveness of Debt	(48,000)		(48,000)		(48,000)
Interest Expense	3,725	27,520	11,177	81,827	37,497
Interest Expense - related party	23,555	-	70,667	-	191,491
Civil Claim Contingency	-	-	-		286,875
Financing cost - related party	-	-	-	120,034	159,749
Total Other Expenses	(20,720)	27,520	33,844	201,861	627,612

Net Loss Before Income Taxes	(1,561,306)	(65,023)	(3,988,319)	(1,048,431)	(7,449,756)

Income Tax	-	-	-

Net Loss	$(1,561,306)	$(65,023)	$(3,988,319)	$(1,048,431)	$(7,449,756)

Loss per Share, Basic & Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding	341,051,021	158,882,569	268,634,243	169,292,294

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(March 23,
			2006)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,988,319)	$(1,048,431)	$(7,449,756)
Adjustments to reconcile net loss from operations:
Shares issued	3,322,100	737,857	4,934,517
Impairment of mineral property acquisition costs	-	-	60,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim/Debt Forgiveness	(48,000)	-	286,875
Financing cost of warrants issued	-	120,034	120,034
Change in Operating Assets and Liabilities: Deposits	(15,550)		(15,550)
Increase (decrease) in accounts payable	3,000	11,569	124,148
Increase in accrued interest	11,177	17,734	37,497
Increase in accrued interest to a related party	70,667	43,856	191,491
Increase (decrease) in accounts payable- related party	-	(6,000)	695,588
Increase (decrease) in debt	(1,349)	-	(61,580)
Net cash used in Operating Activities	(646,274)	(123,381)	(902,571)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(27,834)	-	(37,834)
Net Cash used in Investing Activities	(27,834)	-	(37,834)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	100,000	10,843	100,000
Proceeds from issuance of common stock	590,350	67,320	859,920
Proceeds from subscriptions receivable	-	10,000
Net Cash provided by Financing Activities	690,350	88,163	959,920

Net Increase (Decrease) in Cash	16,242	(35,218)	19,515
Cash at Beginning of Period	3,273	38,120	-
Cash at End of Period	$19,515	$2,902	$19,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	$-	$5,000
Convertible debt issued for mineral property	$-	$-	$50,000
Expenses Paid on Company's Behalf by Related
Parties	$-	$-	$357,956
Proceeds from Private Placement (paid to related
parties)	$-	$-	$40,000
Shares payable for mineral property	$-	$-	$5,250
Shares issued for subscription receivable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through September 30, 2013 of $7,449,756.

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
September 30, 2013

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

NOTE 4 – FIXED ASSETS

At September 30, 2013 the Company had the following fixed assets:

Computers and Furniture and Fixtures	$25,334
Leasehold Improvements	2,500
Total	$27,834

Depreciation was zero for the nine months ended September 30, 2013 as the assets were purchased at the very end of September. Computers will be depreciated over the straight line method over 3 to 5 years, furniture over 5 to 7 years and leasehold over the life of the lease which began in October 2013.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

NOTE 5 – DEBT

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $24,887 as of September 30, 2013 which brings the liability balance to $160,265.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Interest expense of $24,479 has been recorded to September 30, 2013 ($8,471 in 2013), for a total debt of $114,075. The Company is disputing this liability.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Loans from Shareholder (5B)

A former officer of the Company has made loans to the Company totally $48,000. During the third quarter 2013 by written agreement this loan was forgiven and is shown as other income in the statement of operations.

Share Issuances

During the quarter ended March 31, 2013 the Company issued 3,000,000 shares to directors for services valued at $30,000.

During the third quarter 2013 30,000,000 shares were issued to officers or directors with a value of $645,000.

Director Compensation

For the nine months ended September 30, 2013 the Company has paid $62,575 in fees to directors for services rendered.

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

During the quarter ended June 30, 2013 the Company issued 102,250,000 shares of stock. Of this amount 61,350,000 were issued for completed services valued at market which was between .03 and .04 per share, 29,200,000 for cash of $221,000, 1,700,000 shares of stock for debt satisfaction of $850 and10,000,000 shares in satisfaction of the subscription payable of $50,000.

During the third quarter ended September 30, 2013 the Company issued 80,800,000 shares, 62,400,000 for services valued at $1,341,600 and 18,400,000 for cash of $184,000.

Also in the quarter the company received $100,000 for stock to be issued of 10,000,000 shares.

Stock Warrants

The following is a summary of warrants balance as of September 30, 2013

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, September 30, 2013	-

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

NOTE 8 – DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $863,795 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $168,207 as accrued interest to September 30, 2013. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in August of 2011.

While the amount is deemed frivolous the Company has included this debt on the balance sheet till an eventual resolution is completed.

NOTE 9 – INCOME TAX

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2013

NOTE 9 – INCOME TAX (continued)

At December 31, 2012, the Company had net operating loss carry forwards of approximately $31,315,000 that may be offset against future taxable income from the year 2012 to 2013. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that is material to the financial statements to be disclosed:

1.	The Company in October 2013 issued 17,000,000 shares of stock, 10,000,000 for cash received in the third quarter 2013 and 7,000,000 for services.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $24,887 as of September 30, 2013, which brings the liability balance to $160,265.

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

During the third quarter of 2013, we executed a Sublease for use of an established mineral processing plant located in New Orleans, LA. The term of the Sublease is 15-years plus extension options. We have EDG Consulting Engineers to design a master plan for our use of the plant facilities as well as construction supervision and budgeting. The master plan design work has now been completed. The plant will be designed specifically around our patent pending Transprop AGG container system, a high efficiency, single transfer aggregate material transport system. We have fine-tuned the design of the Transprop AGG, and we are preparing to begin mass production. We plan to store the majority of materials, (barite, frac sand, guar gum, etc.) at the processing plant in more than 1000 Transprop AGG containers, but there are also storage silos available on the site. The 1000 Transprop AGG units represent the planned Phase I production run. Phase II & Phase III will each add an additional 1000 containers for a total of at least 3000 units to be produced by the fourth quarter of 2014. Processed materials will be shipped out mainly via intermodal rail cars carrying our Transprop AGG containers, although trucking and water barge options are also available. Loading will be done via an overhead gantry crane system. The plant is specifically designed to deliver industrial tonnage quantities of both frac sand and barite as well as related commodity materials. Each intermodal rail car can accommodate 4 Transprop AGG containers and each container can hold up to 23 tons of aggregate product (92 tons per intermodal rail car).

Our ability to continue to complete planned exploration activities, expand acquisitions and explore mining opportunities and further potential operations involving the oil and gas industry and frac-drilling is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

Our net loss for the three month period ended September 30, 2013 was $1,561,306 compared to a net loss of $65,023 during the three month period ended September 30, 2012, an increase of $1,496,283. During the three month periods ended September 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended September 30, 2013, we incurred operating expenses of $1,582,026 compared to $37,503 incurred during the three month period ended September 30, 2012. Operating expenses incurred during the three month period ended September 30, 2013 consisted of: (i) Professional fees of $1,489,307, (ii) Office – general expenses of $76,017, and (iii) General expenses – related party of $16,702, as compared to the three month period ended September 30, 2012 consisted of: (i) Professional fees of : $22,217, (ii) Office – general expenses of $15,286, and (iii) General expenses – related party of $-0-. Our professional fees increased by $1,467,090 and our general expenses increased by $77,463 due to the increase in the scope and scale of our business operations involving identification of oilfield services opportunities and the development of a patent-pending transport container.

Other expenses incurred during the three month period ended September 30, 2013 were interest expense of $3,725 as compared to $27,520 for the three month period ended September 30, 2012.

Thus, our net loss from operations during the three month period ended September 30, 2013 was $1,561,306 compared to a net loss from operations during the three month period ended September 30, 2012 of $65,023. The weighted average number of shares outstanding was 341,051,021 for the three month period ended September 30, 2013 compared to 158,882,569 for the three month period ended September 30, 2012.

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

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

Our net loss for the nine month period ended September 30, 2013 was $3,988,319 compared to a net loss of $1,048,431 during the nine month period ended September 30, 2012, an increase of $2,939,888. During the nine month periods ended September 30, 2013 and 2012, we did not generate any revenue.

During the nine month period ended September 30, 2013, we incurred operating expenses of $3,954,475 compared to $846,570 incurred during the nine month period ended September 30, 2012. Operating expenses incurred during the nine month period ended September 30, 2013 consisted of: (i) Professional fees of $3,601,605, (ii) Office – general expenses of $290,293, and (iii) General expenses – related party of $62,577, as compared to the nine month period ended September 30, 2012, which consisted of: (i) Professional fees of $775,634, (ii) Office – general expenses of $70,936, and (iii) General expenses – related party of $-0-. Our professional fees increased by $2,825,971 and our general expenses increased by $281,934 due to the increase in the scope and scale of our business operations involving identification of oilfield services opportunities and the development of a patent-pending transport container. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Other expenses incurred during the nine month period ended September 30, 2013 were interest expense of $11,177; (ii) interest expense- related party of $70,667; and (iii) Financing cost-related party of $-0- resulting in total other expenses of $33,844, as compared to the nine month period ended September 30, 2012 were interest expense of $81,827; (ii) interest expense- related party of $-0-; and (iii) Financing cost-related party of $120,034, resulting in total other expenses of $201,861.

Thus, our net loss during the nine month period ended September 30, 2013 was $3,988,319, compared to a net loss from operations during the nine month period ended September 30, 2012 of $1,048,431. The weighted average number of shares outstanding was 268,634,243 for the nine month period ended September 30, 2013 compared to 169,292,294 for the nine month period ended September 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2013

As of September 30, 2013, our current assets were $35,065 and our current liabilities were $1,102,018, which resulted in a working capital deficit of $1,066,953. As of September 30, 2013, current assets were comprised of $19,515 in cash and $15,500 in deposits. As of September 30, 2013, our current liabilities consisted of: (i) $40,650 in accounts payable and accrued expenses, (ii) $83,498 in accounts payable – disputed, (iii) $563,206 in disputed liability - related party, (iv) $168,207 in accrued interest – related party, (v) $132,382 in note payable - related party, and (vi) $114,075 in debt – related parties.

As of September 30, 2013, our total assets were $62,899 comprised of $35,065 of current assets and $27,834 of fixed assets. Our total assets for fiscal year ended December 31, 2012 were $3,273.

As of September 30, 2013, our total liabilities were $1,262,283 comprised of: (i) current liabilities of $1,102,018; (ii) mineral prospect obligation of $135,265, and (iii) debt - long term of $25,000. Our total liabilities for fiscal year ended December 31, 2012 were $1,257,638. Our total liabilities increased slightly, primarily due to the increase in accrued interest to related parties. We also recorded a disputed liability – related party. As of September 15, 2011, old management signed a board resolution approving the issuance of convertible promissory notes in the amount of $271,331 to Falco Investments, Inc. (“Falco”). We believe that old management was not acting in our best interests when they authorized these expenses and subsequently approved the issuance of the convertible debts. We have recorded the balance of $863,795 due to Falco, of which $132,382 has been reported as a note payable – related party, $563,206 as a disputed liability – related party and $168,207 as accrued interest to September 30, 2013. We have decided to contest the current balance claimed to be due to Falco. See “Part II, Item 1. Legal Proceedings”.

Stockholders’ deficit decreased from ($1,254,365) as of December 31, 2012 to ($1,199,384) as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2013, net cash flows used in operating activities was ($646,274) compared to net cash flow used in operating activities of ($123,381) during the nine month period ended September 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of ($3,988,319) (2012: $1,048,431), which was adjusted by: (i) $3,322,100 (2012: $737,857) in shares issued; (ii) ($48,000) in debt forgiveness (2012: $-0-); and (iii) $-0- in financing cost of warrants issued (2012: $120,034). Net cash flows used in operating activities during the nine-month period ended September 30, 2013 was further changed by a change in operating assets and liabilities: deposits of ($15,550) (2012: $0-) an increase of $3,000 in accounts payable (2012: $11,569), $70,667 in accrued interest to a related party (2012: $43,856), $11,177 in accrued interest (2012: $17,734), and a decrease of $1,349 in debt (2012: $-0-). Net cash flows from operating activities during the nine-month period ended September 30, 2012 was further changed by a decrease of $6,000 in accounts payable - related party (2013:$0-).

Cash Flows from Investing Activities

For the nine month period ended September 30, 2013 net cash flows used in investing activities was ($27,834) (2012: $-0-) .

Cash Flows from Financing Activities

For the nine month period ended September 30, 2013, net cash flows provided by financing activities was $690,350 consisting of: (i) $590,350 proceeds from issuances of common stock, and (ii) $100,000 in proceeds from subscriptions payable. For the nine month period ended September 30, 2012, net cash flows provided by financing activities was $86,163, consisting of: (i) $10,843 in proceeds from subscriptions payable; (ii) $10,000 in proceeds from subscriptions receivable; and (iii) $67,320 in issuance of common stock.

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

MATERIAL COMMITMENTS

Consultant Agreements

Jackson Consultant Agreement

On October 1, 2010, we entered into a five year consulting agreement with Dr. Stewart Jackson, our then President/Chief Executive Officer (the “Consultant Agreement”). In accordance with the terms and provisions of the Consultant Agreement, we were to pay to Dr. Jackson a monthly compensation of $2,000, which could be paid by cash or issuance of shares of common stock priced at the ten-day average each month. After a change in management, we recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value on the financial statements using a 12% discount rate over fifty-one months. This resulted in $89,596 being recorded as a related party debt. In addition to the $89,596, we have recorded interest expense of $24,479 through September 30, 2013 ($8,471 in 2013), for a total debt of $114,075. We are disputing this liability.

Figueiredo Consultant Agreement

On October 1, 2010, we entered into a one-year consulting agreement with David Figueiredo, our former President/Chief Executive Officer and member of the board of directors (the “Figueiredo Consultant Agreement”). In accordance with the terms and provisions of the Figueiredo Consultant Agreement, we were to pay to Mr. Figueiredo monthly compensation of $4,000. As of March 31, 2013, the amount owed to Mr. Figueiredo was $48,000 or the issuance of 1,600,000 shares of common stock at $0.03 per share. During the third quarter 2013 by written agreement this agreement was canceled and all debt forgiven. It is shown as other income in the statement of operations.

Convertible Promissory Notes – Related Party

Falco Investments Inc.

Effective on June 15, 2011 (the “Effective Date”), prior management signed a Board Resolution approving the issuance of a series of convertible promissory notes in various principal amounts (collectively, the “Convertible Promissory Notes”) with Falco Investments, Inc. (the “Creditor”), of which $271,331 represented principal. We believe prior management was not acting in the best interests of our Company when they approved the issuance of the Convertible Promissory Notes. We have recorded the balance of $863,795 due to Falco, of which $132,382 has been reported as a note payable – related party, $563,206 as a disputed liability – related party and $168,207 as accrued interest to September 30, 2013. We have decided to contest the current balance claimed to be due to Falco. See “Part II, Item 1. Legal Proceedings”.

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

As of September 30, 2013, the end of our fiscal quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report. Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of September 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

On May 13, 2013, shareholder Falco Investments and non-shareholder Leslie Rutledge filed a purported derivative lawsuit in the U.S. District Court for the District of Nevada, naming the Company as a nominal defendant and naming as defendants nine current or former officers and members of its board of directors, including Jerry Drew, Keith Tubandt, Allen Lopez, and Antonio B. Castillo, the board of directors collectively, and the company’s former outside counsel, Diane Dalmy, as defendants. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties and/or wasted corporate assets or were unjustly enriched or engaged in gross mismanagement in relation to various actions, including “lowering” the company’s stock price, failing to maintain internal controls, interfering with the removal of restricted legends from certain free-trading shares, and failing to issue shares pursuant to certain convertible notes. The complaint seeks, among other things, an award of punitive damages to the plaintiffs, injunctive relief, disgorgement of compensation by the Company’s directors, and an order directing the Company to reform its corporate governance and internal procedures and attorney’s fees and costs. The individual defendants dispute the plaintiffs’ allegations and intend to defend the lawsuit vigorously, however there can be no assurance regarding the ultimate outcome. The Court has ordered Responsive pleadings to be filed on October 25, 2013.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief against defendant Synergy Natural Resources, LLC, relating to alleged trade secrets and rights to patent protection on Double Crown’s transport system. Although Defendant Synergy failed to respond within the timeline provided by the Federal Rules of Civil Procedure and despite Double Crown’s request for entry of a default judgment, defendant Synergy filed an untimely answer on July 22, 2013, causing the Court to deny the request for default judgment. Synergy has asserted counterclaims including breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. The case is presently in the discovery phase.

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

During the quarter ended September 30, 2013, we issued 80,000,000 shares of stock. Of this amount, 62,400,000 were issued for services valued at $1,341,600 and 18,400,000 were issued for cash of $184,000. The aggregate of 80,000,000 shares of common stock were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Also during the quarter ended September 30, 2013, we received $100,000 for 10,000,000 shares of common stock that we will issued during October 2013 (see Subsequent Events, below).

SUBSEQUENT EVENTS – SHARE ISSUANCES

In October 2013, we issued 17,000,000 shares of stock. Of this amount, 10,000,000 shares were issued in exchange for $100,000 cash that we received during the third quarter of 2013. The other 7,000,000 shares were issued for services. The aggregate of 17,000,000 shares were issued to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Members of Board of Directors

We had no changes to the composition of our Board of Directors during the quarter ended September 30, 2013. Therefore, as of the date of this Quarterly Report, the board of directors consists of Jerold S. Drew, Allen E. Lopez, Keith A. Tubandt, and Antonio B. Castillo.

Subsequent to the end of the third quarter, 2013, we made the following changes to our principal officers:

Effective on October 2, 2013, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the resignation of Jerold S. “Jerry” Drew as the President of Double Crown Resources. Jerold S. Drew will remain as the Chief Executive Officer and has accepted the position of Chairman of the Board. Mr. Drew did not resign as President as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective on October 2, 2013, the Board of Directors accepted the consent of Allen E. Lopez, who is a current member of the Board of Directors, as the President.

Effective on October 2, 2013, the Board of Directors accepted the consent of Antonio B. Castillo, who is a current member of the Board of Directors, as Chief Operating Officer.

Effective on October 2, 2013, the Board of Directors accepted the consent of Keith A. Tubandt, who is a current member of the Board of Directors, as President of Mining and Minerals.

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

DOUBLE CROWN RESOURCES INC.

Dated: November 15, 2013	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Executive Officer

DOUBLE CROWN RESOURCES INC.

Dated: November 15, 2013	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer