Form 10-K
period 2013-12-31
DOUBLE CROWN RESOURCES INC.
filed 2014-04-11
CIK 1366407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 000-53389

DOUBLE CROWN RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. EASTERN AVE.
SUITE 200
HENDERSON, NEVADA 89052
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: December 31, 2013 $7,092,301.30.

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

Class Outstanding as of March 31, 2014 Common Stock, $0.001 486,975,065 shares

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DOUBLE CROWN RESOURCES, INC.

FORM 10-K

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of mineral exploration; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for certain commodities (such as barite, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I

ITEM 1. BUSINESS

Unless the context otherwise indicates, the terms “Double Crown,” “we,” “us,” “our,” “our Company” or “the Company” mean Double Crown Resources, Inc. and its consolidated subsidiaries.

OUR COMPANY

Double Crown Resources Inc. was organized under the laws of the State of Nevada on March 23, 2006, to explore mining claims and property in North America.

Our business plan had been focused on building a portfolio of producing mineral properties through acquisition of properties that are in production or have the potential for near-term production. Pursuit of this business strategy requires our ability to secure significant funding, which we have not secured to date.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services sector. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include, guar gum, barite, and a variety of industrial chemicals.

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

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASS Box, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling.  Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, our own double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo.  We are continuing to fine-tune the design of, and intend to apply for a patent regarding, the Transprop AGG, with the intention of beginning commercial production if we are able to secure sufficient funding, which is not assured.   As discussed elsewhere herein, in May 2013, we initiated suit against Synergy, requesting declaratory relief on claims relating to alleged trade secrets and rights to patent prosecution on our transport system.  Synergy has filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG.   Although we dispute this allegation, and intend to vigorously defend ourselves, we cannot predict the outcome of the Synergy litigation at this time.  (See Part I. Item 3. Legal Proceedings in this report.)

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. We have engaged EDG Consulting Engineers to design a master plan for our use of the plant facilities. The master plan design work has now been completed. Blethen Mining Associates, PC will act as general contractor to oversee budgeting, as well as the reconstruction and operation of the plant and facility. The existing facility includes a cement drying plant and four ball mills designed to crush slag for cement production. We plan to convert the ball mills to crush barite and to convert the drying plant for use on hydrosize/wet frac sand. We have agreed to purchase the existing improvements on the property for $750,000, contingent on our securing the necessary funding. A budget for the reconstruction of the terminal and plant has not yet been completed; we anticipate the necessary conversion and improvements will require an investment of $10-14 million, not including the cost of leasing equipment and operating the facility. There is no guarantee that we will be able to raise sufficient capital to execute our plan to reconstruct the plant. The plant will be designed to accommodate containers that meet ISO standards, including our double stack interlock single transport container system designed for intermodal transport. The location of the facility allows for materials to be delivered and distributed by rail, barge or truck.

In October 2013, we formed DDCC Marketing Group, LLC, which is a wholly owned subsidiary, to market minerals and other commodities to oil and gas industry customers. We opened an office in Houston, Texas to serve as the headquarters of the marketing group. In addition to housing the marketing and support staff, the Houston office includes office facilities for our executive officers.

In January 2014, we entered into a strategic alliance with Logistica US Terminals, LLC (“Logistica”) for the purchase, sale and distribution of minerals and other commodities in the oilfield services industry. This was an expansion of our April 2013 agreement with Logistica, under which they agreed to supply us with key minerals and related materials for our resale to oil and gas well drillers. Under the terms of our January 2014 alliance with Logistica, Logistica will provide logistics and transportation of the materials, and we will provide all sales and marketing of the materials through our subsidiary, DDCC Marketing Group, LLC.

Our ability to continue our oilfield services operations is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

Employees

As of December 31, 2013, we have four full-time employees working in our Houston marketing office. Other services are provided by outsourcing, consultant, and special purpose contracts.

Principal Markets

We plan to sell our oilfield services commodities in North America at prices primarily determined by the commodity markets. These prices are largely outside of our control. During the year-ended December 31, 2013, we did not generate any revenue.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety, and environmental statutes and regulations. If we pursue our exploration and mineral development projects, capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, will comprise a substantial part of our capital expenditures.

Competition

We compete with other mineral exploration and oil field services companies in connection with the acquisition of mineral properties and certain commodities, including barite and frac sand. We also compete with oil field services companies for the opportunity to supply commodities, such as barite and frac sand, to North American oil and gas well operators. We may be competing with companies having substantially greater financial resources than we do.

Financing Events

During the year ended December 31, 2013, we completed private placement equity financing transactions in the amount of $1,076,350.

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”) in accordance with the Securities Exchange Act of 1934, as amended. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. You can obtain any document that we file with the SEC at http://www.sec.gov. You may also access our SEC filings on our website at http://www.doublecrownresources.com.

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

Risk Factors Related to Our Business

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

We have incurred a cumulative net loss of $7,575,617 for the period from inception (March 23, 2006) to December 31, 2013, and have no revenues to date. For fiscal years ended December 31, 2013 and 2012, we incurred a net loss of $4,114,180 and $1,012,200, respectively. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims and oilfield services operations. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds from our private offerings completed during fiscal year ended December 31, 2013 provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

The financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

The mineral exploration and oilfield services industries are highly competitive and there is no assurance that we will be successful in acquiring key minerals or prospective properties.

The mineral exploration and oilfield services industries are intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for key minerals, productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.

We plan to supply equipment and commodities to companies that process, transport and utilize natural gas, many of which benefit from increased natural gas production resulting from hydraulic fracturing in the oil and natural gas industry. As a result, increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. If additional levels of regulation are implemented with respect to hydraulic fracturing, it may make it more difficult to complete natural gas wells in shale formations and discourage exploration of new wells. This could increase our customers' costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact natural gas production and demand for our equipment and commodities used in the natural gas industry.

In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose our customers to increased legal and regulatory proceedings, which could negatively impact natural gas production and demand for our equipment and commodities used in the natural gas industry. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly.

We may be unable to achieve profitable, commercial production of our transport container system.

To date, we have produced one prototype of our transport container system. There is no guarantee that we will be able to secure funding to begin commercial production of the container. Even if we are able to produce the container in commercial quantities, there is no guarantee that the oil and gas industry will accept or adopt the design of our container. Furthermore, as detailed in Part I. Item 3. Legal Proceedings, Synergy Natural Resources, LLC alleges that our transport container system was based on a container for the transport and storage of aggregate material called the PASS Box, which Synergy alleges to have developed. We dispute that we misappropriated any trade secrets associated with the PASS Box, and intend to vigorously defend ourselves in the litigation with Synergy. However, the Company cannot predict the outcome of the Synergy litigation at this time. If we are unable to achieve profitable, commercial production of the transport container system for any reason, including, but not limited to those reasons stated in this paragraph, then we will be unable to recover the financial resources already invested in this project and our future results of operations and financial condition may be materially adversely impacted.

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

We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not generally been available in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

As we undertake development of our claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our program.

There are several governmental regulations that materially restrict our mineral extraction program. We will be subject to the laws of the Province of Ontario as well as other governmental regulations as we carry out our program on the Bateman Property. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

Our officers and employees are important to our success. If any of them becomes unable or unwilling to continue in their respective positions and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risk Factors Related to Our Common Stock

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.

As of December 31, 2013, we had 438,615,065 shares of common stock issued and outstanding. As of December 31, 2013, 271,913,690 of those outstanding shares of our common stock are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our stock is a penny stock and trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. Rule 3a51-1 generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers that sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding one’s primary residence) or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules (including Rule 15g-9) require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockbroker’s ability to buy or sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretation of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy or sell our stock and have an adverse effect on the market for our shares.

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

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board, subject to compliance with applicable law, our organizational documents (including the certificates of designations for our preferred stock, which prohibit cash dividends to common stockholders without the consent of preferred stockholders) and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

ITEM 2. PROPERTIES

New Orleans Processing Plant and Bulk Terminal

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. We have engaged EDG Consulting Engineers to design a master plan for our use of the plant facilities. The master plan design work has now been completed. Blethen Mining Associates, PC will act as general contractor to oversee budgeting, as well as the reconstruction and operation of the plant and facility. The existing facility includes a cement drying plant and four ball mills designed to crush slag for cement production. We plan to convert the ball mills to crush barite and to convert the drying plant for use on hydrosize/wet frac sand. We have agreed to purchase the existing improvements on the property for $750,000, contingent on our securing the necessary funding. A budget for the reconstruction of the terminal and plant has not yet been completed; we anticipate the necessary conversion and improvements will require an investment of $10-14 million, not including the cost of leasing equipment and operating the facility. There is no guarantee that we will be able to raise sufficient capital to execute our plan to reconstruct the plant. The plant will be designed to accommodate containers that meet ISO standards, including our double stack interlock single transport container system designed for intermodal transport. We are continuing to fine-tune the design of our transport container system, with the intention of beginning commercial production when we have secured sufficient funding. The location of the facility allows for materials to be delivered and distributed by rail, barge or truck.

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, on February 9, 2012, we issued the Kwiatkowskis 512,821 shares as payment for the $20,000 due under the terms of the Option; (iii) at the end of year two, on February 9, 2013, we paid a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, we shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid (Note: we have received a 60-day extension for the payment due February 9, 2014); (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $39,791 as of December 31, 2013, which brings the liability balance to $163,991.

Office Locations

We currently do not own any real property. Our principal executive office is located at 10120 S. Eastern Avenue, Suite 200, Henderson, Nevada 89052. Our subsidiary, DDCC Marketing Group, LLC, leases an office at 7904 N. Sam Houston Pkwy West, Suite 325, Houston, Texas 77064.

ITEM 3. LEGAL PROCEEDINGS

On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,588 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,588 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have counterclaimed and named the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. The Company cannot predict the outcome of the Falco litigation at this time.

On May 13, 2013, shareholder Falco Investments and non-shareholder Leslie Rutledge filed a purported derivative lawsuit in the U.S. District Court for the District of Nevada, naming the Company as a nominal defendant and naming as defendants nine current or former officers and members of its board of directors, including Jerry Drew, Keith Tubandt, Allen Lopez, and Antonio B. Castillo, the board of directors collectively, and the company’s former outside counsel, Diane Dalmy, as defendants. The complaint alleged, among other things, that the individual defendants breached their fiduciary duties and/or wasted corporate assets or were unjustly enriched or engaged in gross mismanagement in relation to various actions, including “lowering” the company’s stock price, failing to maintain internal controls, interfering with the removal of restricted legends from certain free-trading shares, and failing to issue shares pursuant to certain convertible notes. The complaint sought, among other things, an award of punitive damages to the plaintiffs, injunctive relief, disgorgement of compensation by the Company’s directors, and an order directing the Company to reform its corporate governance and internal procedures and attorney’s fees and costs. On December 4, 2013, the Court dismissed the complaint with prejudice.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief against defendant Synergy Natural Resources, LLC, relating to alleged trade secrets and rights to patent protection on Double Crown’s transport system. Synergy has asserted counterclaims including breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. The case is presently in the discovery phase. The Company cannot predict the outcome of the Synergy litigation at this time.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

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

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.045	$0.012
September 30, 2013	0.024	0.015
June 30, 2013	0.066	0.015
March 31, 2013	0.043	0.003
December 31, 2012	$0.018	$0.018
September 30, 2012	0.008	0.007
June 30, 2012	0.014	0.014
March 31, 2012	0.019	0.019

All amounts have been adjusted for stock splits.

As of March 31, 2014, we had 314 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Equity Compensation Plan Information

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2013 that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the quarter ended September 30, 2013, we issued an aggregate of 80,800,000 shares. Of this amount, 62,400,000 were issued for services valued at $1,341,600 and 18,400,000 were issued for cash of $184,000. 62,000,000 of the shares issued for services were issued to our officers and directors in consideration for their services to the Company.

During the quarter ended December 31, 2013 we issued an aggregate of 57,200,000 shares. Of this amount, 10,000,000 shares were issued for cash received in the third quarter in the amount of $100,000; 39,200,000 shares were issued for cash of $387,000; and 8,000,000 shares were issued for services valued at a market rate of $121,200.

Also during the quarter ended December 31, 2013, we cancelled 14,000,000 shares valued at $420,000 for services that were not performed.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The issuance of stock that was a private offering was issued in reliance of Regulation D promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through directorship, business or other relationships, to information about us. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with our audited financial statements and the accompanying notes also included in the annual report on form 10-K. The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of, and for the year-ended, December 31, 2013, as well as our future results.

Overview

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

Our business plan had been focused on building a portfolio of producing mineral properties through acquisition of properties that are in production or have the potential for near-term production. Pursuit of this business strategy requires our ability to secure significant funding, which we have not secured to date.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services sector. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include, guar gum, barite, and a variety of industrial chemicals.

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

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASS Box, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling.  Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, our own double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo.  We are continuing to fine-tune the design of, and intend to apply for a patent regarding, the Transprop AGG, with the intention of beginning commercial production if we are able to secure sufficient funding, which is not assured.  As discussed elsewhere herein, in May 2013, we initiated suit against Synergy, requesting declaratory relief on claims relating to alleged trade secrets and rights to patent prosecution on our transport system.  Synergy has filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG.  Although we dispute this allegation, and intend to vigorously defend ourselves, we cannot predict the outcome of the Synergy litigation at this time.  (See Part I. Item 3. Legal Proceedings in this report.)

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA.  The term of the Sublease, including optional extensions, is 27 years.  We have engaged EDG Consulting Engineers to design a master plan for our use of the plant facilities.  The master plan design work has now been completed.  Blethen Mining Associates, PC will act as general contractor to oversee budgeting, as well as the reconstruction and operation of the plant and facility.  The existing facility includes a cement drying plant and four ball mills designed to crush slag for cement production.  We plan to convert the ball mills to crush barite and to convert the drying plant for use on hydrosize/wet frac sand.  We have agreed to purchase the existing improvements on the property for $750,000, contingent on our securing the necessary funding.  A budget for the reconstruction of the terminal and plant has not yet been completed; we anticipate the necessary conversion and improvements will require an investment of $10-14 million, not including the cost of leasing equipment and operating the facility.  There is no guarantee that we will be able to raise sufficient capital to execute our plan to reconstruct the plant.  The plant will be designed to accommodate containers that meet ISO standards, including our double stack interlock single transport container system designed for intermodal transport.  The location of the facility allows for materials to be delivered and distributed by rail, barge or truck.

In October 2013, we formed DDCC Marketing Group, LLC, which is a wholly owned subsidiary, to market minerals and other commodities to oil and gas industry customers. We opened an office in Houston, Texas to serve as the headquarters of the marketing group. In addition to housing the marketing and support staff, the Houston office includes office facilities for our executive officers.

2014 Developments

In January 2014, we entered into a strategic alliance with Logistica US Terminals, LLC (“Logistica”) for the purchase, sale and distribution of minerals and other commodities in the oilfield services industry. This was an expansion of our April 2013 agreement with Logistica, under which they agreed to supply us with key minerals and related materials for our resale to oil and gas well drillers. Under the terms of our January 2014 alliance with Logistica, Logistica will provide logistics and transportation of the materials, and we will provide all sales and marketing of the materials through our subsidiary, DDCC Marketing Group, LLC.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

During the year ended December 31, 2013, we generated working capital to fund operations through the sale of our common stock. In 2014, we anticipate that revenue from our oilfield services operations will support our operating expenses, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. The issuance of such securities could have a dilutive effect on our shareholders.

At December 31, 2013, we had no material commitments for capital expenditures.

A summary of our cash flows during the fiscal years ended December 31, 2013 and 2012 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the year ended December 31, 2013 increased to $1,002,570, as compared to $126,617 used during the year-ended December 31, 2012. The increase is a result of the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations.

Investing Activities

Cash used for investing activities during the year ended December 31, 2013 was $39,902, as compared to $-0- for the year ended December 31, 2012. We used the capital to acquire computers, furniture, fixtures and one vehicle for our Houston, Texas office.

Financing Activities

Total net cash provided by financing activities was $1,082,350 for the year ended December 31, 2013, which consisted of private placement offerings generating $1,082,350 in proceeds from the issuance of our common stock. Total net cash provided by financing activities was $91,770 for the year ended December 31, 2012, which consisted of private placement offerings generating $91,770 in proceeds from the issuance of our common stock.

At December 31, 2013, we had cash totaling $43,151, as compared to $3,273 at December 31, 2012. We anticipate that current cash expected to be generated from operations will sustain our operations through December 31, 2014. We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity in 2014.

2013 Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Difference 2013 versus 2012
Revenue	$-0-	$-0-	$-0-

Operating Expenses:
Professional Fees	3,292,784	674,487	2,618,297
General and administrative	645,969	75,571	570,398
General – related party	114,175	33,000	81,175
Operating Loss	(4,052,928)	(783,058)	(3,269,870)

Other Income (Expense):
Interest expense	(15,030)	(15,141)	111
Interest expense – related party	(94,222)	(93,967)	(255)
Gain on debt cancellation	48,000	-0-	48,000
Financing cost – related party	-0-	(120,034)	120,034
Net Loss	(4,114,180)	(1,012,200)	(3,101,980)

Net Loss

Our net loss for fiscal year ended December 31, 2013 was $4,114,180 compared to a net loss of $1,012,200 during fiscal year ended December 31, 2012. The increase of $3,101,980 in net loss is primarily a result of the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations.

Operating Revenues

We generated no revenue during the years ended December 31, 2013 and 2012.

Operating Expenses

During fiscal year ended December 31, 2013, we incurred operating expenses of approximately $4,052,928 compared to $783,058 incurred during fiscal year ended December 31, 2012 (an increase of $3,269,870). The increase in operating expenses from 2012 to 2013 was primarily due to the increase in our professional fees (by $2,618,297) and our general and administrative expenses (by $570,398) related to the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations. We also incurred increased compliance costs and legal fees associated with litigation matters (see Part I. Item 3. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during fiscal year ended December 31, 2013 totaled $61,252, compared to other expenses of $229,142 for the year ended December 31, 2012. The decrease was due to a $48,000 gain on debt cancellation/civil gain contingency in 2013 and the elimination of the related party financing cost of $120,034 incurred in 2012.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 3 in the Notes to the Consolidated Financial Statements contained in this Annual Report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE EXPOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012	F-2

STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2013	F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2013	F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2013	F-10

NOTES TO FINANCIAL STATEMENTS.	F-11

TERRY L. JOHNSON, CPA
406 Greyford Lane
Casselberry, Florida 32707
Phone 407-721-4753
Fax/Voice Message 866-813-3428
E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Double Crown Resources, Inc.

I have audited the accompanying balance sheets of Double Crown Resources, Inc. as of December 31, 2013 and 2012 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Crown Resources, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years period ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Terry L. Johnson, CPA
Casselberry, Florida
March 24, 2014

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
Assets:	2013	2012
Current assets
Cash	$43,151	$3,273
Total current assets	43,151	3,273
Fixed Assets-Net	37,539	-
Total Assets	$80,690	$3,273

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$46,150	$43,150
Accounts payable- disputed	77,998	77,998
Disputed Liability - Related Party (Notes 8)	563,206	563,206
Accrued Interest - Related Party (Notes 8)	189,075	105,604
Note payable- related party (Note 8)	132,382	132,382
Debt- related parties (Note 6)	128,762	156,211
Note Payable-Auto (Note 9)	3,830	-
Total current liabilities	1,141,403	1,078,551
Non-Current Liabilities:
Note Payable-Auto (Note 9)	7,341	-
Mineral prospect obligation (Note 5)	133,991	149,087
Debt- long term (Note 5)	30,000	30,000
Total Long Term Liabilities	171,332	179,087

Total liabilities	1,312,735	1,257,638

Stockholders' Deficit
Common stock; 500,000,000 shares authorized at $0.001 par
value; 438,615,065 and 180,301,125 shares issued and
outstanding, respectively	438,615	180,301
Stock subscription payable	6,000	-
Stock subscription receivable	-	-
Additional paid-in capital	5,898,957	2,026,771
Deficit accumulated during exploration stage	(7,575,617)	(3,461,437)
Total Stockholders' Deficit	(1,232,045)	(1,254,365)

Total Liabilities and Stockholders' Deficit	$80,690	$3,273

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From inception
			(March 23,
	Years Ended		2006) through
	December 31,	December 31,	December 31,
	2013	2012	2013
Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	70,250
Impairment of prepaid royalties	-	-	124,795
Professional fees	3,292,784	674,487	5,061,812
Office - general expenses	645,969	75,571	817,718
General expenses - related party	114,175	33,000	846,023
Total Operating Expenses	4,052,928	783,058	6,920,598

Operating Loss	(4,052,928)	(783,058)	(6,920,598)

Other (Income) Expenses
Interest Expense	15,030	15,141	41,349
Interest Expense - related party	94,222	93,967	215,046
(Gain) on Debt Cancellation/Civil Gain Contingency	(48,000)	-	238,875
Financing cost - related party	-	120,034	159,749
Total Other Expenses	61,252	229,142	655,019

Net Loss Before Income Taxes	(4,114,180)	(1,012,200)	(7,575,617)

Income Tax	-	-	-

Net Loss	$(4,114,180)	$(1,012,200)	$(7,575,617)

Loss per Share, Basic & Diluted	$(0)	$(0)

Weighted Average Shares Outstanding	309,616,130	171,047,000

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2013

							Accumulated
							Deficit
			Additional			Common	During	Total
	Common Stock		Paid-in	Subscriptions Payable		Stock	Exploration	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance at inception - March 23, 2006	-	$-	$-	-	-	-	$-	$-

Shares issued to founder's -
March 23, 2006 at $0.0002 per share	48,000,000	48,000	(38,000)	-	-	-	-	10,000

Net (loss) for period from inception on
March 23, 2006 to December 31, 2006	-	-	-	-	-	-	(22,826)	(22,826)
Balance, December 31, 2006	48,000,000	48,000	(38,000)	-	-	-	(22,826)	(12,826)

Shares issued for cash - July
1, 2007 at $0.0167 per share	1,500,000	1,500	23,500	-	-	-	-	25,000

Shares issued for cash -
September 28, 2007 at $0.0167 per share	1,188,000	1,188	18,612	-	-	-	-	19,800

Cancellation of founder's shares -
October 3, 2007 at $0.00013333 per share	(2,988,000)	(2,988)	2,988	-	-	-	-	-

Net (loss) for the year ended
December 31, 2007	-	-	-	-	-	-	(41,575)	(41,575)
Balance, December 31, 2007	47,700,000	47,700	7,100	-	-	-	(64,401)	(9,601)

Shares issued for cash - June
2, 2008 at $0.0167 per share	600,000	600	9,400	-	-	-	-	10,000

Shares issued for services -
June 2, 2008 at $0.0167 per share	12,000,000	12,000	188,000	-	-	-	-	200,000

Shares payable for services -
October 10, 2008 at $0.0167 per share	-	-	9,400	600,000	600	-	-	10,000

Net (loss) for the year ended
December 31, 2008	-	-	-	-	-	-	(233,098)	(233,098)
Balance, December 31, 2008	60,300,000	60,300	213,900	600,000	600	-	(297,499)	(22,699)

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2013

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
From Inception March 23, 2006 through December 31, 2013

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

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2013

Shares issued for services January
9, 2012 @.$.0017 per share	5,000,000	5,000	80,000	-	-	-	-	85,000

Shares cancelled @$.005 per
shares, January 9, 2012	(2,800,000)	(2,800)	(11,200)	-	-	14,000	-	-

Warrants issued @.$005 on
January 9, 2012	-	-	120,034	-	-	-	-	120,034

Shares subscription payable
on January 12, 2012 @$0.02	-	-	21,000	1,500,000	1,500	-	-	22,500

Shares subscription payable issued
for cash on January 31, 2012 @ 0.005	1,000,000	1,000	-	(1,000,000)	(1,000)	-	-	-

Shares issued for mineral rights debt
on February 9, 2012 at $.039	512,821	513	19,487	-	-	-	-	20,000

Shares subscription payable @.039
on February 9, 2012	-	-	190,000	5,000,000	5,000			195,000

Shares issued for cash @.01 on
February 9, 2012	1,000,000	1,000	9,000	-	-	-	-	10,000

Shares issued for cash @.02 on
February 9, 2012	1,110,000	1,110	21,090	-	-	-	-	22,200

Shares issued for conversion of debt	1,000,000	1,000	38,000	-	-	-	-	39,000
on 2/9/2012

Shares issued for services @.039	6,500,000	6,500	247,000	-	-	-	-	253,500
On February 9, 2012 .

Shares issued for cash @$0.005
On February 9, 2012	3,600,000	3,600	14,400	-	-	-	-	18,000

Shares subscription payable
February 9, 2012	-	-	3,800	200,000	200	-	-	4,000

Cash paid on common stock
receivable	-	-	-	-	-	10,000	-	10,000

Cash received on April 5, 2012	-	-	1,000	-	-	-	-	1,000

Cash received for shares @$0.0075
on April 5, 2012	199,995	200	1,300	-	-	-	-	1,500

Shares issued for services @$0.015
on April 5, 2012	2,000,000	2,000	28,000	-	-	-	-	30,000

Shares issued for services @$0.015
on April 5, 2012	1,000,000	1,000	14,000	-	-	-	-	15,000

Shares subscription payable @$0.015
on April 5, 2012	-	-	70,000	5,000,000	5,000	-	-	75,000

Shares issued for cash @$0.0075
on April 27, 2012	133,330	133	867	-	-	-	-	1,000

Subscription payable
on April 27, 2012	100,000	100	-	(100,000)	(100)	-	-	-

Shares issued for cash @$0.02
on April 27, 2012	150,000	150	2,850	-	-	-	-	3,000

Shares issued for subscription
on April 27, 2012	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-	-

Shares adjusted for services
on May 1, 2012	(300,000)	(300)	300	-	-	-	-	-

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2013

Shares issued for cash @$0.0075
on July 13, 2012	1,995,000	1,995	12,968	-	-	-	-	14,963

Subscription cancelled
on July 13, 2012	-	-	100	(100,000)	(100)	-	-	-

Shares issued for services @$0.005
on September 2, 2012	2,000,000	2,000	8,000	-	-	-	-	10,000

Cash received on September 5, 2012
on common Stock receivable	-	-	-	-	1,000	-	-	1,000

Cash received on November 2, 2012
on common Stock receivable	-	-	-	-	-	(1,200)	-	(1,200)

Shares issued for cash received
on November 2, 2012 @$0.0075	266,660	267	1,733	-	-	5,450	-	7,450

Shares issued for cash on
December 2, 2012 @$0.0075	399,990	400	2,600	-	-	-	-	3,000

Cash adjusted	-	-	-	-	-	(4,357)	-	(4,357)

Shares issued on
November 2, 2012	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-	-

Shares issued that were
previously sold	133,330	133	867	-	(1,000)	-	-	-

Shares cancelled on December 2,
2012 for services	(2,000,000)	(2,000)	(8,000)	-	-	-	-	(10,000)

Shares cancelled for Services
on December 28, 2012	(2,000,000)	(2,000)	(28,000)	-	-	-	-	(30,000)

Shares payable cancelled	-	-	(21,107)	(1,500,000)	(1,500)	107	-	(22,500)

Shares issued for services on
October 12, 2012 @$0.0070	750,000	750	4,500	-	-	-	-	5,250

Net Loss for the year	-	-	-	-	-	-	(1,012,200)	(1,012,200)

Balance December 31, 2012	180,301,125	180,301	2,026,771	-	-	-	(3,461,437)	(1,254,365)

Shares issued for cash on 1/29/13	399,990	400	2,600					3,000

Shares issued for cash on 2/4/13	666,650	667	4,333					5,000

Shares issued for services on 2/7/13	3,000,000	3,000	27,000					30,000

Shares issued for debt	2,727,300	2,727	27,273					30,000

Shares issuable for cash on 3/1/2013				5,000,000	25,000			25,000

Shares issuable for cash on 3/4/2013				400,000	2,000			2,000

Shares issuable for cash on 3/6/2013				200,000	1,000			1,000

Shares issuable for cash on 3/21/2013				4,000,000	20,000			20,000

Shares issuable for cash on 3/25/2013				600,000	3,000			3,000

Shares issued for cash on 3/26/2013	18,560,000	18,560	74,240					92,800

Shares issued for cash on 3/28/2013	6,710,000	6,710	26,840					33,550

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception March 23, 2006 through December 31, 2013

Shares issed for cash on 4/15/2013	7,200,000	7,200	28,800					36,000

Shares issued for debt on 4/15/2013	1,700,000	1,700	(850)					850

Shares issued for services on 4/15/13	11,000,000	11,000	429,000					440,000

Shares issued for subscription 4/15/13	10,000,000	10,000	40,000	10,000,000	(50,000)			-

Shares ussued for services on 5/8/13	50,350,000	50,350	1,460,150					1,510,500

Shares issued for cash on 5/8/2013	19,500,000	19,500	140,500					160,000

Shares issued for cash on 6/18/2013	2,500,000	2,500	22,500					25,000

Shares issued for cash on 7/19	5,000,000	5,000	45,000					50,000

Shares issued for services on 8/30/13	62,400,000	62,400	1,279,200					1,341,600

Shares issued for cash on 8/30/13	13,400,000	13,400	120,600					134,000

Cash Received for Shares to be issued				20,000,000	100,000			100,000
				(20,000,000)
Shares issued for cash on 10/3	10,000,000	10,000	90,000	(20,000,000)	(100,000)			-

Shares issued for services @.0151
on 10/3	7,000,000	7,000	98,700					105,700

Shares cancelled for services 10/24	(14,000,000)	(14,000)	(406,000)					(420,000)

Shares issued for cash on 11/26	19,200,000	19,200	167,800					187,000

Shares issued for cash on 12/27	20,000,000	20,000	180,000					200,000

Shares issued for services 12/27	1,000,000	1,000	14,500					15,500

Cash received on 12/30/2013				1,000,000	5,000			5,000

Net loss for the year							(4,114,180)	(4,114,180)

Balance December 31, 2013	438,615,065	$438,615	$5,898,957	1,200,000	$6,000	$-	$(7,575,617)	$(1,232,045)

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(formerly "Denarii Resources, Inc.")
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(March 23, 2006)
	For the years ended		through
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,114,180)	$(1,012,200)	$(7,576,617)
Adjustments to reconcile net loss from operations: Depreciation	2,364		2,364
Shares issued for services	3,023,300	662,450	4,635,717
Forgiveness of Debt/Impairment of Property rights	(48,000)	-	12,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	-	286,875
Financing cost of warrants issued	-	120,034	120,034
Change in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	3,000	(7,972)	124,148
Increase in accrued interest	14,904	13,709	43,517
Increase in accrued interest to a related party	94,223	95,162	189,075
Increase (decrease) in accounts payable- related party	-	-	663,036
Increase (decrease) in debt	21,819	2,200	21,819
Net cash used in Operating Activities	(1,002,570)	(126,617)	(1,303,867)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(39,902)	-	(49,902)
Net Cash used in Investing Activities	(39,902)	-	(49,902)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	-	-	-
Proceeds from issuance of common stock	1,082,350	91,770	1,396,920
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	1,082,350	91,770	1,396,920

Net Increase (Decrease) in Cash	39,878	(34,847)	43,151
Cash at Beginning of Period	3,273	38,120	-
Cash at End of Period	$43,151	$3,273	$43,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	126	-	-
Cash paid for franchise and income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	-	5,000	5,000
Convertible debt issued for mineral property	-	50,000	50,000
Expenses Paid on Company's Behalf by Related
Parties	-	-	357,956
Proceeds from Private Placement (paid to related
parties)	-	-	40,000
Shares payable for mineral property	-	5,250	5,250
Shares issued for subscription receivable	-	24,000	24,000

Shares issued for conversion of debt	30,850	65,200	65,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through December 31, 2013 of $7,575,617.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

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

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

Recently Issued Accounting Principles

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - FIXED ASSETS

At December 31, 2013, the Company had the following fixed assets:

Computers and Furniture and Fixtures	$25,913
Auto	13,990
Total	39,903
Less Accumulated Depreciation	(2,364)
Net	37,539

Depreciation was $2,364 for the year ended December 31, 2013. Computers will be depreciated over the straight line method over 3 to 5 years, furniture over 5-7 years and auto’s over 3years.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 5 - DEBT

Mineral Prospect Obligation

Effective on February 9, 2011, the company entered into an agreement between the Company and Richard and Gloria Kwiatkowski (“the Seller”). The Option provides for the development of 136 claim units covering a series of nickel-cobalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”).

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company has paid $5,000 and has issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share); (iii) At the end of year two, February 9, 2013, the Company paid to Kwiatkowskis a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowskis; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $39,791 as of December 31, 2013 which brings the liability balance to $163,991.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Interest expense of $27,166 has been recorded to December 31, 2013 ($10,752 in 2012), for a total debt of $116,762. The Company is disputing this liability. In addition the Company received two loans equaling $12,000. The loans are due on demand without interest from a related party. The total of Debt-related parties is $128,762.

Loans from Shareholder

A former officer of the Company has made loans to the Company totaling $48,000 .During the third quarter 2013, by written agreement, this loan was forgiven and is shown as other income in the statement of operations.

Share Issuances

During the quarter ended March 31, 2013 the Company issued 3,000,000 shares to directors for services valued at $30,000.

During the third quarter 2013 62,000,000 shares were issued to officers or directors with a value of $1,333,000.

Director Compensation

For the year ended December 31, 2013 the Company has paid $255,512 in fees to directors or officers or entities they control for services rendered in addition to the stock referenced above.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 7 - STOCKHOLDERS' DEFICIT

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

During the third quarter ended September 30, 2013 the Company issued 80,800,000 shares, 62,400,000 for services valued at $1,341,600 (62,000,000 was issued to officers and directors (see Note 6 above) and the balance to consultants) and 18,400,000 for cash of $184,000.

Also in the quarter the company received $100,000 for stock to be issued of 10,000,000 shares.

During the fourth quarter 2013 the Company issued 10,000,000 shares for cash received in the third quarter.

The company issued 39,200,000 shares for cash of $387,000, issued 8,000,000 shares for services valued at market equaling $121,200 and cancelled 14,000,000 shares valued at $420,000 for services.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Stock Warrants

The following is a summary of warrants balance as of December 31, 2013

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, December 31, 2013	-

NOTE 8 - DISPUTED LIABILITIES

As of June 15, 2011, the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $884,663 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $189,075 as accrued interest to December 31, 2013. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in August of 2011.

While the amount is deemed frivolous the Company has included this debt on the balance sheet till an eventual resolution is completed.

NOTE 9 - NOTE PAYABLE-AUTO

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At December 31, 2013 the net owed was $11,171 of which $3,830 was current and $7,341 was due after 12 months.

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 10 - INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$2,404,356	$1,315,476
Payroll Accrual	-	-
Less valuation allowance	(2,404,356)	(1,315,476)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(4,114,180)	$(1,012,200)
Meals and Entertainment	2,000	3,000
Stock for Services	3,023,300	662,450
Accrued Payroll	-	-
Valuation allowance	1,088,880	346,750
	$-	$-

DOUBLE CROWN RESOURCES, INC
(Formerly “Denarii Resources, Inc.”)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 10 - INCOME TAX (continued)

At December 31, 2013, the Company had net operating loss carry forwards of approximately $2,404,356 that may be offset against future taxable income from the year 2013 to 2014. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that is material to the financial statements to be disclosed:

1.	The Company in January 2014 issued 11,500,000 shares of stock, for cash of $115,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 15, 2014, we accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for our Company. On the same day, we engaged Terry L. Johnson, CPA, as our Company’s new independent accountant. Their address is 406 Greyford Lane, Casselberry, Florida 32707. In March 2014, we learned that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Rodgers for violations of PCAOB rules and auditing standards. Rodgers audited our financial statements for the year ended December 31, 2012, which is a year we are required to include in this filing on Form 10-K for the year ended December 31, 2013. While the PCAOB findings did not involve Rodgers’ audit of our Company’s financials, we have elected to have our 2012 financial statements re-audited by a firm that is registered with the PCAOB. Therefore, the financial statements submitted with this filing for the year ended December 31, 2012 have been re-audited by Terry L. Johnson, CPA.

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.

The report of Terry Johnson on our financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2013 and 2012, there were no disagreements between us and Terry Johnson or Patrick Rodgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Terry Johnson or Patrick Rodgers, would have caused Terry Johnson or Patrick Rodgers to make reference thereto in their reports on our audited financial statements.

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

As of December 31, 2013, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013 and communicated to management.

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

Management’s Remediation Initiatives

We are committed to improving our financial organization. As part of this commitment, when funds are available, we will implement the following remediation initiatives:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function by: i) appointing one or more outside directors to our board of directors who will also be appointed to an audit committee, resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for period-end financial disclosure and reporting processes; and iii) hiring additional personnel who have the technical expertise and knowledge to establish proper segregation of duties.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists that will set forth procedures for period-end financial disclosure and reporting processes will remedy the ineffective controls over period end financial disclosure and reporting processes. Further, management believes the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial department. These measures will greatly improve our disclosure controls and our internal control over financial reporting in the future.

Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to implementing the remediation initiatives stated above, as well as additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Our Company was not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit the us to provide only the management's report in this annual report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his death, resignation, retirement, removal or disqualification, or until his successor has been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Our officers serve at the will of the Board.

The following table sets forth the names and ages of our current directors and executive officers and any directors or executive officers who served with us in the period covered by this Annual Report, and the positions held by each such person.

Name	Age	Position

Jerold S. Drew	55	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors
		(effective October 2, 2013) (Note: Mr. Drew resigned as President on October 2, 2013)

Keith Tubandt	62	Former Director (resigned January 14, 2014)

Glenn Soler	51	Former Director (resigned March 26, 2013)

Marc Duncan	58	Former Director (resigned March 26, 2013)

Allen E. Lopez	50	President (effective October 2, 2013), Director

Antonio B. Castillo	47	Chief Operating Officer (effective October 2, 2013), Director

Tricia Oakley	54	Secretary, Treasurer

Set forth below is certain biographical information furnished by our directors and executive officers

Jerold S. Drew. Mr. Drew was appointed as a member of our Board of Directors effective April 14, 2011 and as President, Chief Executive Officer and Acting Chief Financial Officer effective August 27, 2012. On October 2, 2013, Mr. Drew resigned as President and accepted the position of Chairman of the Board of Directors. During the past thirty years, Mr. Drew has been involved in business development and marketing. Currently, Mr. Drew owns and operates Jerold S. Drew Painting where he is solely responsible for the purchase of job materials, estimation of projects, supervision of projects and completion. He also owns and operates Spencer Vineyards in Redwood Valley, California, which grows high quality Petite Syrah and Pinot Noir grapes. Mr. Drew’s marketing experience started in the early 1980s where he was employed with J.D. Barton Company, which distributes lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. During the 1980s, Mr. Drew also developed a marketing plan for Mendocino Mineral Water. Subsequently, Mr. Drew started Jerold S. Drew Painting which has remained in profitable business for the past thirty years.

Mr. Drew earned his degree from California State University, Sacramento, in Business Management. For approximately twenty years, Mr. Drew was also the high school head cross country and track coach at Ukiah Unified School District until 2004 where his athletes were league, section, state and national champions.

Keith A. Tubandt. Mr. Tubandt was appointed as a member of our Board of Directors effective November 5, 2012; he resigned on January 14, 2014. During the past thirty years, Mr. Tubandt has been involved in the oil and gas industry. From approximately 2010 to 2012, Mr. Tubandt provided consulting services related to the design and building of a $45,000,000 frac sand transload facility in Texas, which currently receives 100-car unit trains to be unloaded into storage silos. From approximately 2008 through 2010, Mr. Tubandt was the managing partner of DeKat Consulting. He also provided consulting services to Guardian Industries to aid in the improvement of raw materials (sand, limestone and dolomite) for their glass plants. Mr. Tubandt also consulted for several other industrial mineral companies for improvement to their mineral processes. He also provided consulting services to Canadian Silica, Inc. to improve the dry process design by streamlining the process and eliminating the bottlenecks in order to meet the required design capacity. His consulting services at Canadian Silica, Inc. further involved a start-up of a 150 tph wet sand plant in northern Alberta, which had been stagnant for eight years due to lack of market and problems with the plant operation and design. Mr. Tubandt was successful in enabling the plant to meet its design of 150 tph on a continuous basis by designing and implementing a computer control system for plant operation and developing a quality control program and training personnel to meet API specifications. Lastly, during this period, Mr. Tubandt completed the design, business plan and solicitation of contracts to build a $50,000,000 sand processing plan in the western part of the United States. The sand is to be used for the manufacture of solar glass panels.

Mr. Tubandt earned a BS Degree in chemical engineering in 1974 from the South Dakota School of Mines and Technology.

Glenn Soler. Mr. Glenn Soler resigned on March 26, 2013. He was born in Boston, Massachusetts and graduated from the Northeastern University of Boston with an Associates Degree in Computer Science. Glenn speaks English and Spanish fluently. Since 1997, he has combined his bi-lingual skills and automation expertise to conduct business as a liaison between multinational companies in the U.S and foreign companies, especially in Mexico, Latin and South America. Mr. Soler's contacts and business expertise will be very instrumental in negotiating for mineral asset acquisitions in the US and other countries.

Marc Duncan. Mr. Duncan was appointed as a member of our Board of Director effective January 9, 2012; he resigned on March 26, 2013. During the past thirty-five years, Marc Duncan has held a variety of domestic and international engineering and senior-level operations management positions relating to natural gas and oil exploration, power generation and facilities development. Mr. Duncan has become well established and known in the energy resources industry. Since 2005, Mr. Duncan has been employed by Contango Oil & Gas Inc. (“Contango Oil & Gas”). Mr. Duncan joined Contango Oil & Gas where he held the position of president and chief operating officer. He currently holds the position of vice-chairman of the operating committee and SERCO. Mr. Duncan is currently responsible for drilling and development of the oil and gas assets of Contango Oil & Gas located in the Gulf of Mexico. Prior to joining Contango Oil & Gas, Mr. Duncan served as president & chief operating officer of USENCO International, Inc. and related companies, drilling and producing oil & gas in China and the Ukraine from 2001-2004. From 2004 through 2005, he was a senior project and drilling engineer for Hunt Oil Company. Mr. Duncan’s experience further includes geothermal and coal fired power generation development in China and Indonesia from 1995-2001. Previous employers also include SEDCO Drilling, ARCO Oil and Gas Co. and Texas Utilities.

Mr. Duncan holds an MBA in Engineering Management from the University of Dallas, an MEd from the University of North Texas and a BS in Science and Education from Stephen F. Austin State University. Mr. Duncan has been a member of the Society of Petroleum Engineers since 1981 and also serves on the Stephen F. Austin State University School of Business Advisory Board.

Allen Lopez. Mr. Lopez was appointed as a member of our Board of Directors effective April 5, 2012 and appointed President on October 2, 2013. During the past thirty years, Allen Lopez has been involved in the real estate industry and the oil and gas industry. Prior to joining our Board, Mr. Lopez served as a director of oilfield services with M. Nasr Partners P.C., where he was involved in mixed use planned development projects for ten years. Mr. Lopez was also the former president of Canaan Consulting Inc., where he had over twenty years of experience in real estate, which included working for national home builders and international development companies. Mr. Lopez also acted as general partner for many of his own projects where he developed extensive experience in master planned communities, town homes, single/multi-family residences, custom homes, high rise condominiums and multi-use/office retail projects. Mr. Lopez has been seated on the international real estate council for Gerson Lehrman. Mr. Lopez has also been retained by many REIT’s banks, development companies, franchise companies and land owners to assist in the determination of the best use, marketing strategies, development, acquisition and disposition of properties.

Antonio B. Castillo. Mr. Castillo was appointed as a member of our Board of Directors effective March 7, 2013 and appointed Chief Operating Officer on October 2, 2013. Mr. Castillo has 25 years of experience as a business financial advisor and as a procurement professional for equipment and materials to optimize oilfield drilling operations. Mr. Castillo has held a wide variety of positions in the oil and gas industry, including roles in financial development and technical drilling procurement. Mr. Castillo has worked internationally, including in México, London, Hawaii, and various locations in the continental United States. Mr. Castillo has experience in planning drilling projects for both on-shore and off-shore operations. He has worked with jack-up oil platforms, land rigs and also the chemical additives and other key materials required for high-yield production. Mr. Castillo meets the need of the Company for a director with industry experience who can assist the Company as it plans to bid on a number of petroleum industry projects.

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

Agreements with Directors and Executive Officers

We had no agreements with our directors or executive officers that did not relate solely to their service as directors or executive officers.

Significant Employees

We have no significant employees other than our officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:
i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.
•
Any Federal or State judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); or

•	Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the copies of such forms provided to us, we believe that, during the most recent fiscal year ended December 31, 2013, all persons subject to filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, timely filed the required forms with the SEC, except as follows:

•
On August 30, 2013, the following officers and directors received stock grants from the Company as compensation for their services and did not file the required Forms 4 with the SEC.  Each of these officers and directors has since filed the required Forms 5 for the fiscal year ended December 31, 2013 with the SEC:

o	Jerold S. Drew, Director and CEO: 20,000,000 shares of restricted common stock
o	Allen Lopez, Director and President: 15,000,000 shares of restricted common stock
o	Antonio B. Castillo, Director and COO: 17,000,000 shares of restricted common stock
o	Tricia Oakley, Secretary and Treasurer, 10,000,000 shares of restricted common stock

Directors’ and Officers’ Liability Insurance

The Company has not purchased directors’ and officers’ liability insurance.

Board Committees and Corporate Governance

During the year ended December 31, 2013, our Board of Directors held ten meetings. Each of our directors attended greater than 75% of the Board meetings. We do not have a written policy regarding director attendance at annual meetings of shareholders, although all directors are strongly encouraged to attend. Last year, we did not hold an annual shareholders meeting.

Audit Committee

The Board does not currently have an Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors the Company’s financial reporting process and internal control system and appoints our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes overall compensation policies for us and reviews recommendations submitted by our management.

Nominating Committee

Our Board of Directors does not have a Nominating Committee, as nominations are made by the members of the Board as a whole. Our Board seeks to identify qualified individuals to become Board members and determine the composition of the Board and its committees. Our Board does not have any formal specific minimum qualifications for evaluating potential director candidates or specific procedures for identifying new directors. We plan to adopt such procedures in the next fiscal year.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethical Conduct is available on our website at www.doublecrownresources.com.

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

Director Independence

Because our common stock is not listed on a national securities exchange, we have used the definition of “independence” of the Nasdaq Stock Market to determine whether our directors are independent. No member of the board is considered independent unless the Board of Directors affirmatively determines that the member has no material relationship with the Company or any of its subsidiaries (either directly, or as a partner, shareholder or officer of any entity that has a relationship with the Company or any of its subsidiaries). The Board has reviewed the relationships between each of the directors and the Company and has determined that none of the directors is an independent director; Messers Drew, Castillo and Lopez are all executive officers of the Company.

Certain Relationships

Jerold S. Drew and Tricia Oakley are siblings. Other than that, there are no family relationships among our directors or executive officers.

Communications with Board of Directors

We have no formal procedure for shareholder communications with directors. However, any shareholder who wishes to communicate with a particular director or directors is instructed to contact the Secretary of the Company. The Secretary will process all communications received from shareholders and forward them to the Board of Directors. However, materials that are unduly hostile, threatening, illegal or similarly unsuitable generally will not be forwarded.

ITEM 11. EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection, the Board of Directors has not retained the services of any compensation consultants. The goals of our executive compensation program as defined by our Board of Directors are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources.

The following table and footnotes set forth information concerning compensation earned for services rendered to the Company by the executive officers of the Company during the years ended December 31, 2013 and 2012:

Summary Compensation Table for Officers

Name and Principal Position	Year	Salary	Stock Awards		All Other Compensation		Total

Jerold S. Drew, CEO, Acting CFO	2013				$18,912	(2)	$18,912
and President (8/27/12-10/2/13)	2012						$-0-

Keith Tubandt,	2013						$-0-
President of Mining & Minerals	2012						$-0-

Allen E. Lopez,	2013				$146,100	(3)	$18,912
President (10/2/13-Present)	2012						$-0-

Antonio B. Castillo,	2013	$15,000			$80,500	(4)	$95,500
Chief Operating Officer (10/2/13-Present)	2012	$-0-

Tricia Oakley	2013		$215,000	(1)			$215,000
Secretary, Treasurer	2012		$-0-				$-0-

(1)	Ms. Oakley received 10,000,000 restricted shares on August 30, 2013; the closing bid price for the shares on that day was $0.0215 per share.

(2)	Mr. Drew received $18,912 in advances against expenses from the Company for which supporting receipts were not provided; thus, according to our policy, this amount was classified as compensation.

(3)	Mr. Lopez received $146,100 in advances against expenses from the Company for which supporting receipts were not provided; thus, according to our policy, this amount was classified as compensation.

(4)	Mr. Castillo received $80,500 in advances against expenses from the Company for which supporting receipts were not provided; thus, according to our policy, this amount was classified as compensation.

Outstanding Equity Awards at Fiscal Year End

We had no equity compensation plans outstanding as of December 31, 2013.

Change of Control Agreements

We are unaware of any contract, or other arrangement or provision, the operation of which may, at a subsequent date, result in a change of control of our company. We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during fiscal years ended December 31, 2013 and 2012:

Summary Compensation Table for Directors

Name	Year	Salary	Stock Awards		Total

Jerold S. Drew	2013		$430,000	(1)	$430,000	(1)
	2012		$-0-		$-0-

Keith Tubandt (2)	2013		$-0-		$-0-
	2012		$22,500	(2)	$22,500	(2)

Allen E. Lopez	2013		$322,500	(3)	$322,500	(3)
	2012		$37,500	(3)	$37,500	(3)

Antonio B. Castillo	2013		$365,500	(4)	$365,500	(4)
	2012		$-0-		$-0-

Glenn Soler (5)	2013
	2012

Marc Duncan (5)	2013		$15,000	(5)	$15,000
	2012

David Figueiredo (6)	2013
	2012

Paul Murphy (7)	2013		$-0-		$-0-
	2012		$22,500		$22,500

(1)	Mr. Drew received 20,000,000 restricted shares on August 30, 2013; the closing bid price for the shares on that day was $0.0215 per share.
(2)	Mr. Tubandt received 3,000,000 restricted shares in 2012 valued at $0.0075 per share. Mr. Tubandt resigned from the Board effective January 14, 2014.
(3)
Mr. Lopez received 15,000,000 restricted shares on August 30, 2013; the closing bid price for the shares on that day was $0.0215 per share. Mr. Lopez also received 5,000,000 restricted shares in 2012 valued at $0.0075 per share.

(4)
Mr. Castillo received 17,000,000 restricted shares on August 30, 2013; the closing bid price for the shares on that day was $0.0215 per share. Mr. Castillo also received 3,000,000 restricted shares on April 15, 2013, valued at $0.035 per share.

(5)	Mr. Soler and Mr. Duncan resigned from the Board effective March 26, 2013. Mr. Duncan received 3,000,000 restricted shares on April 15, 2013, valued at $0.035 per share.
(6)	Mr. Figueiredo resigned from the Board effective August 28, 2012.
(7)	Mr. Murphy received 3,000,000 shares of restricted stock in 2012. Mr. Murphy resigned from the Board effective March 25, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of December 31, 2013, there are 438,615,065 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership

Directors and Officers:

Jerry Drew 10120 S. Eastern Avenue Suite 200 Henderson, Nevada 89052	25,000,000		5.69%

Allen Lopez 10120 S. Eastern Avenue Suite 200 Henderson, Nevada 89052	20,000,000		4.56%

Antonio B. Castillo 10120 S. Eastern Avenue Suite 200 Henderson, Nevada 89052	20,000,000		4.56%

Keith Tubandt 10120 S. Eastern Avenue Suite 200 Henderson, Nevada 89052	3,000,000		0.68%

Tricia Oakley 10120 S. Eastern Avenue Suite 200 Henderson, Nevada 89052	16,000,000	(2)	3.65%

All executive officers and directors as a group (5 persons as of December 31, 2013):	84,000,000		19.15%
5% or Greater Beneficial Owners (other than Officers or Directors):
None
__________________

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of December 31, 2013 there are 438,615,065 shares issued and outstanding.

(2)	Of the 16,000,000 shares, Ms. Oakley directly holds 13,000,000 shares of record and 3,000,000 shares jointly with Mark Oakley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which have materially affected or will materially affect us during fiscal year ended December 31, 2013.

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

During fiscal year ended December 31, 2013, we have paid fees of $11,500 to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2013. During the fiscal year ended December 31, 2013, we incurred fees of $16,500 for review of our financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

During fiscal year ended December 31, 2012, we incurred $24,665.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and August 31, 2012.

During fiscal years ended December 31, 2013 and December 31, 2012, we did incur $3,750 in fees for tax-related services rendered by our principal independent accountant; we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group. (2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano. (2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo. (2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA. (4)

14.1	Code of Ethics

17.1	Resignation letter of Marc L. Duncan, dated March 26, 2013, effective March 27, 2013

17.2	Resignation letter of Glenn Soler, dated March 26, 2013, effective March 27, 2013.

17.3	Resignation letter of David Figueiredo, dated August 27, 2012, effective August 27, 2012.

17.4	Resignation letter of J. Paul Murphy, dated March 25, 2012, effective March 25, 2012.

21.1	List of Subsidiaries

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

DOUBLE CROWN RESOURCES, INC.

Dated: April 11, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: April 11, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer