Form 10-Q
period 2014-03-31
DOUBLE CROWN RESOURCES INC.
filed 2014-05-09
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

707-961-6016
(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 9, 2014:
Common Stock, $0.001	490,475,065

DOUBLE CROWN RESOURCES, INC.
Form 10-Q
For the Quarterly Period ended March 31, 2014

EXPLANATORY NOTE

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” “Double Crown,” and the “Company” are to Double Crown Resources, Inc., a Nevada corporation, and its consolidated subsidiaries. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S. generally accepted accounting principles.

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2014	2013
Assets:
Current assets
Cash	$25,170	$43,151
Prepaid Stock for Services Costs	338,420	-
Total current assets	363,590	43,151
Fixed Assets-Net	46,258	37,539
Total Assets	$409,848	$80,690

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$73,790	$46,150
Accounts payable- disputed	77,998	77,998
Disputed Liability - Related Party (Notes 8)	563,206	563,206
Accrued Interest - Related Party (Notes 8)	209,943	189,075
Note payable- related party (Note 8)	132,382	132,382
Debt- related parties (Note 6)	131,450	128,762
Note Payable-Auto (Note 9)	7,210	3,830
Total current liabilities	1,195,979	1,141,403
Non-Current Liabilities:
Note Payable-Auto (Note 9)	12,519	7,341
Mineral prospect obligation (Note 5)	137,717	133,991
Debt- long term (Note 5)	30,000	30,000
Total Long Term Liabilities	180,236	171,332

Total liabilities	1,376,215	1,312,735

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par
value; 486,975,065 and 438,615,065 shares issued and
outstanding, respectively	486,975	438,615
Stock subscription payable	51,000	6,000
Stock subscription receivable	-	-
Additional paid-in capital	6,522,437	5,898,957
Deficit accumulated during exploration stage	(8,026,779)	(7,575,617)
Total Stockholders' Deficit	(966,367)	(1,232,045)

Total Liabilities and Stockholders' Deficit	$409,848	$80,690

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		From inception (March 23, 2006) through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	70,250
Impairment of prepaid royalties	-	-	124,795
Professional fees	137,681	70,837	5,199,493
Office - general expenses	280,821	100,740	1,098,539
General expenses - related party	5,000	-	851,023
Total Operating Expenses	423,502	171,577	7,344,100

Operating Loss	(423,502)	(171,577)	(7,344,100)

Other (Income) Expenses
Interest Expense	4,104	3,727	44,037
Interest Expense - related party	23,556	23,556	240,018
(Gain) on Debt Cancellation/Civil Gain Contingency	-	-	238,875
Financing cost - related party	-	-	159,749
Total Other Expenses	27,660	27,283	682,679

Net Loss Before Income Taxes	(451,162)	(198,860)	(8,026,779)

Income Tax	-	-	-

Net Loss	$(451,162)	$(198,860)	$(8,026,779)

Loss per Share, Basic & Diluted	$(0)	$-

Weighted Average Shares Outstanding	450,460,621	309,616,130

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended		From inception (March 23, 2006) through
	March 31,	March 31,	March 31,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(451,162)	$(198,860)	(8,026,779)
Adjustments to reconcile net loss from operations:
Depreciation	3,141	-	5,505
Shares issued for services	29,420	30,000	4,665,137
Forgiveness of Debt/Impairment of Property rights	-	-	12,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	-	286,875
Financing cost of warrants issued	-	-	120,034
Change in Operating Assets and Liabilities:
Deposits	-	(15,550)	-
Increase (decrease) in accounts payable	27,640	5,879	151,788
Increase in accrued interest	3,726	3,726	47,243
Increase in accrued interest to a related party	23,556	23,556	212,280
Increase (decrease) in accounts payable- related party	-	-	663,036
Increase (decrease) in debt	8,558	(325)	19,729
Net cash used in Operating Activities	(355,121)	(151,574)	(1,668,987)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(11,860)	-	(51,763)
Net Cash used in Investing Activities	(11,860)	-	(51,763)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-	-	-
Proceeds from subscriptions payable	50,000	-	50,000
Proceeds from issuance of common stock	299,000	185,350	1,695,920
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	349,000	185,350	1,745,920

Net Increase (Decrease) in Cash	(17,981)	33,776	25,170
Cash at Beginning of Period	43,151	3,273	-
Cash at End of Period	$25,170	$37,049	25,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$377	$-	377
Cash paid for franchise and income taxes	$-	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	-	5,000
Convertible debt issued for mineral property	$-	-	50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$-	357,956
Proceeds from Private Placement (paid to related parties)	$-	$-	40,000
Shares payable for mineral property	$-	-	5,250
Shares issued for Services to be Rendered in the Future	$338,420	-	24,000
Shares issued for Services	$29,420	$30,000	-
Shares issued for conversion of debt	$-	$30,000	65,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles include the accounts of the Company and its wholly owned subsidiary DDCC Marketing Group, LLC. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of March 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through March 31, 2014 of $8,026,779.

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

DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

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

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - FIXED ASSETS

At March 31, 2014 the Company had the following fixed assets:

Computers and Furniture and Fixtures	$25,913
Autos	25,850
Total	51,763
Less Accumulated Depreciation	(5,505)
Net	$46,258

Depreciation was $3,141 for the period ended March 31, 2014. Computers will be depreciated over the straight line method over 3 to 5 years, furniture over 5-7 years and auto’s over 3 years.

NOTE 5 - DEBT

Mineral Prospect Obligation

Effective on February 9, 2011 the company entered into an agreement between the Company and Richard and Gloria Kwiatkowski (“the Seller”). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the “Prospects”).

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company has paid $5,000 and has issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share); (iii) At the end of year two, in February 2013, the Company paid to Kwiatkowskis a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid (the due date for the February 9, 2014 payment has been extended to June 30, 2014); (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

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

'
DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

NOTE 5 - DEBT (continued)

The prepaid royalty of $124,200 has been analyzed for impairment and has been fully impaired.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $43,517 as of March 31, 2014 which brings the liability balance to $167,717.

NOTE 6 - RELATED PARTY TRANSACTIONS

Debt - Related Party

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

Interest expense of $2,688 has been recorded in 2014 ($27,166 prior), for a total debt of $119,450. The Company is disputing this liability. In addition the Company received two loans equaling $12,000. The loans are due on demand without interest from a related party. The total of Debt-related parties is $131,450.

Director Compensation

For the quarter ended March 31, 2014 the Company has paid $45,000 in salaries to directors or officers for services rendered.

The Company also paid $27,000 to entities controlled by its officers or directors.

NOTE 7 - STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

During the first quarter of 2014 the Company issued 48,360,000 shares of stock. Of this amount, 14,460,000 shares were issued for services valued at market which equaled $367,840. Of this amount $338,420 is shown as a prepaid expense as the services have not been completed and the balance of $29,420 has been expensed and is shown in the statement of operations under general and administrative expense.

Also the Company issued 33,900,000 shares for cash of $299,000.

Finally, the Company received $50,000 for shares to be issued.

DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

Stock Warrants

The following is a summary of warrants balance as of March 31, 2014

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, March 31,2014	-

NOTE 8 - DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $884,663 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $209,943 as accrued interest to March 31, 2014. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in August of 2011.

Company has included this debt on the balance sheet until an eventual resolution is reached.

NOTE 9 - NOTE PAYABLE-AUTO

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At March 31, 2014 the net owed was $9,769 of which $3,830 was current and $5,879 was due after 12 months.

In March 2014 the Company purchased a second auto for $11,860. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at March 31, 2014 equaled $9,960 of which $3,380 is current and $6,640 is long term.

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

DOUBLE CROWN RESOURCES, INC
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014

NOTE 10 - INCOME TAX (continued)

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such event that is material to the financial statements to be disclosed:

1.	The Company in April 2014 issued 2,000,000 shares of stock, for cash of $20,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited financial statements for the years ended December 31, 2013 and 2012. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements” and elsewhere in this Report.

The following management’s discussion and analysis is intended to assist in understanding the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with our consolidated financial statements which are incorporated by reference herein, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.

Overview of Business

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

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASS Box, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling. Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, our own double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo. We are continuing to fine-tune the design of, and intend to apply for a patent regarding, the Transprop AGG, with the intention of beginning commercial production if we are able to secure sufficient funding, which is not assured. As discussed elsewhere herein, in May 2013, we initiated suit against Synergy, requesting declaratory relief on claims relating to alleged trade secrets and rights to patent prosecution on our transport system. Synergy has filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG. Although we dispute this allegation, and intend to vigorously defend ourselves, we cannot predict the outcome of the Synergy litigation at this time. (See Part II. Item 1. Legal Proceedings in this Report.).

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

Liquidity and Capital Resources

During the quarter ended March 31, 2014, we generated working capital to fund operations through the sale of our common stock. In the second half of 2014, we anticipate that revenue from our oilfield services operations will support our operating expenses, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. The issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At March 31, 2014, we had no material commitments for capital expenditures.

A summary of our cash flows during the three months ended March 31, 2014 and 2013 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the quarter ended March 31, 2014 increased to $355,121, as compared to $151,574 used during the quarter ended March 31, 2013. The increase is a result of the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations.

Investing Activities

Cash used for investing activities during the quarter ended March 31, 2014 was $11,860, as compared to $-0- for the quarter ended March 31, 2013. We used the capital to acquire a second vehicle for our Houston, Texas office.

Financing Activities

Total net cash provided by financing activities was $349,000 for the quarter ended March 31, 2014, which consisted of private placement offerings generating $299,000 in proceeds from the issuance of our common stock and $50,000 in proceeds from subscriptions payable. Total net cash provided by financing activities was $185,350 for the quarter ended March 31, 2013, which consisted of private placement offerings generating $185,350 in proceeds from the issuance of our common stock.

At March 31, 2014, we had cash totaling $25,170, as compared to $37,049 at March 31, 2013. We anticipate that current cash expected to be generated from operations will sustain our operations through December 31, 2014. We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity in 2014.

Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Difference 2014 versus 2013

Revenue	$-0-	$-0-	$-0-

Operating Expenses:
Professional Fees	137,681	70,837	66,844
General and administrative	280,821	100,740	180,081
General – related party	5,000	-0-	5,000
Operating Loss	(423,502)	(171,577)	251,925

Other (Income) Expense:
Interest expense	4,104	3,727	377
Interest expense – related party	23,556	23,556	-0-
Gain on debt cancellation	-0-	-0-	-0-
Financing cost – related party	-0-	-0-	-0-
Net Loss	(451,162)	(198,860)	252,302

Net Loss

Our net loss for the quarter ended March 31, 2014 was $451,162 compared to a net loss of $198,860 during quarter ended March 31, 2013. The increase of $252,302 in net loss is primarily a result of the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations.

Operating Revenues

We generated no revenue during the quarters ended March 31, 2014 and 2013.

Operating Expenses

During the quarter ended March 31, 2014, we incurred operating expenses of approximately $423,502 compared to $171,577 incurred during the quarter ended March 31, 2013 (an increase of $251,925). The increase in operating expenses from the first quarter of 2013 to the first quarter of 2014 was primarily due to the increase in our professional fees (by $66,844) and our general and administrative expenses (by $180,081) related to the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations. We also incurred increased compliance costs and legal fees associated with litigation matters (see Part II. Item 1. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the quarter ended March 31, 2014 totaled $27,660, compared to other expenses of $27,283 for the quarter ended March 31, 2013. The slight increase was due to a $377 increase in interest expense.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended March 31, 2014, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 3 in the Notes to the Consolidated Financial Statements contained in this Quarterly Report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our secretary, treasurer/chief financial officer to allow for timely decisions regarding required disclosure.

As of March 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014 and communicated to management.

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

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief against defendant Synergy Natural Resources, LLC, relating to alleged trade secrets and rights to patent protection on Double Crown’s transport system. Synergy has asserted counterclaims including breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On May 5, 2014, the Court dismissed Synergy’s counterclaim as well as its third party claim against the Company’s subsidiary, DDCC Marketing Group, LLC, but gave Synergy ten days within which to amend its counterclaim. The Company cannot predict the outcome of the Synergy litigation at this time.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS.

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

During the quarter ended March 31, 2014, we issued an aggregate of 48,360,000 shares of common stock. Of this amount, 14,460,000 shares were issued for services valued at market value, which equaled $367,840. The balance of the shares (33,900,000) were issued for cash of $299,000.

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

We also received $50,000 in cash during the quarter-ended March 31, 2014 for shares to be issued.

SUBSEQUENT EVENTS – SHARE ISSUANCES

In April 2014, we issued 2,000,000 shares of stock for cash of $20,000. No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The issuance of stock that was a private offering was issued in reliance of Regulation D promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through directorship, business or other relationships, to information about us. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3(i)	Articles of Incorporation. (1)

3(ii)	Bylaws. (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group. (2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano. (2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo. (2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA. (4)

14.1	Code of Ethics.

17.1	Resignation letter of Marc L. Duncan, dated March 26, 2013, effective March 27, 2013.

17.2	Resignation letter of Glenn Soler, dated March 26, 2013, effective March 27, 2013.

17.3	Resignation letter of David Figueiredo, dated August 27, 2012, effective August 27, 2012.

17.4	Resignation letter of J. Paul Murphy, dated March 25, 2012, effective March 25, 2012.

21.1	List of Subsidiaries.

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2006.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 21, 2011.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K and 8-K/A filed with the Commission on April 21, 2010, May 12, 2010 and May 27, 2010.
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

DOUBLE CROWN RESOURCES, INC.

Dated: May 9, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: May 9, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer