Form 10-Q
period 2014-06-30
DOUBLE CROWN RESOURCES INC.
filed 2014-08-14
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 1, 2014:
Common Stock, $0.001	491,675,065

DOUBLE CROWN RESOURCES, INC.
Form 10-Q
For the Quarterly Period ended June 30, 2014

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

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report on Form 10-Q may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of mineral exploration; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for certain commodities (such as barite, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.

(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2014	2013
Assets:
Current assets
Cash	$16,876	$43,151
Prepaid Stock for Services Costs	$105,583	-
Total current assets	122,459	43,151
Fixed Assets-Net	43,505	37,539
Total Assets	$165,964	$80,690

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$519,881	$46,150
Unearned Revenue	$11,000	-
Accounts payable- disputed	77,998	77,998
Disputed Liability - Related Party (Notes 8)	563,206	563,206
Accrued Interest - Related Party (Notes 8)	230,810	189,075
Note payable- related party (Note 8)	132,382	132,382
Debt- related parties (Note 6)	134,138	128,762
Note Payable-Auto (Note 9)	7,210	3,830
Total current liabilities	1,676,625	1,095,253
Unearned Revenue and Deposit Payable	146,250
Note Payable-Auto (Note 9)	11,526	7,341
Mineral prospect obligation (Note 5)	141,443	133,991
Debt- long term (Note 5)	30,000	30,000
Total Long Term Liabilities	329,219	171,332

Total liabilities	2,005,844	1,266,585

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par value; 491,675,065 and 438,615,065 shares issued and outstanding, respectively	491,675	438,615
Stock subscription payable	150,000	6,000
Stock subscription receivable	-	-
Additional paid-in capital	6,564,737	5,898,957
Deficit accumulated during exploration stage	(9,046,292)	(7,575,617)
Total Stockholders' Deficit	(1,839,880)	(1,232,045)

Total Liabilities and Stockholders' Deficit	$165,964	$80,690

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.

(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months
	30-Jun-14	30-Jun	30-Jun
	2014	2013	2014

Revenues	$2,750	$-	$2,750
Cost of Services	-	-	-

Gross Margin	2,750	-	2,750

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	-
Impairment of prepaid royalties	-	-	-
Professional fees	495,313	2,041,461	632,994
Office - general expenses	494,073	113,536	774,894
General expenses - related party	5,000	45,875	10,000
Total Operating Expenses	994,386	2,200,872	1,417,888

Operating Loss	(991,636)	(2,200,872)	(1,415,138)

Other (Income) Expenses
Interest Expense	4,321	3,726	8,425
Interest Expense - related party	23,556	23,556	47,112
(Gain) on Debt Cancellation/Civil Gain Contingency	-	-	-
Financing cost - related party	-	-	-
Total Other Expenses	27,877	27,282	55,537

Net Loss Before Income Taxes	(1,019,513)	(2,228,154)	(1,470,675)

Income Tax	-	-	-

Net Loss	$(1,019,513)	$(2,228,154)	$(1,470,675)

Loss per Share, Basic & Diluted	$(0.00)	$(0.01)	($0.00)`

Weighted Average Shares Outstanding	489,657,487	259,800,907	470,013,407

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.

(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		From inception (March 23, 2006) through
	June 30,	June 30,	June 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,470,675)	$(2,427,013)	$(9,046,292)
Adjustments to reconcile net loss from operations: Depreciation	5,894		8,258
Shares issued for services	262,257	2,011,350	4,897,974
Forgiveness of Debt/Impairment of Property rights	-	-	12,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	-	286,875
Financing cost of warrants issued	-	-	120,034
Change in Operating Assets and Liabilities:Deposits		(15,550)
Increase (decrease) in accounts payable	630,980	4,101	755,129
Increase in accrued interest	7,452	8,235	50,969
Increase in accrued interest to a related party	47,112	39,129	236,187
Increase (decrease) in accounts payable- related party	-	-	663,036
Increase (decrease) in debt	7,565	(25,000)	28,383
Net cash used in Operating Activities	(509,415)	(404,748)	(1,813,282)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(11,860)	-	(61,762)
Net Cash used in Investing Activities	(11,860)	-	(61,762)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	149,000	-	149,000
Proceeds from issuance of common stock	346,000	406,350	1,742,920
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	495,000	406,350	1,891,920

Net Increase (Decrease) in Cash	(26,275)	1,602	16,876
Cash at Beginning of Period	43,151	3,273	-
Cash at End of Period	$16,876	$4,875	$16,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$377	$-	$377
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-		$5,000
Convertible debt issued for mineral property	$-		$50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$-	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$-	$40,000
Shares payable for mineral property	$-		$5,250
Shares issued for Services to be Rendered in the Future	$338,420		$24,000
Shares issued for Services	$29,420	$30,000
Shares issued for conversion of debt	$-	$30,000	$65,200

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of June 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through June 30, 2014 of $9,046,292.

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
June 30, 2014

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
June 30, 2014

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

NOTE 4 - FIXED ASSETS

At June 30, 2014 the Company had the following fixed assets:

Computers and Furniture and Fixtures	$25,913
Autos	25,850
Total	51,763
Less Accumulated Depreciation	(8,258)
Net	43,505

Depreciation was $5,894 for the period ended June 30, 2014. Computers will be depreciated over the straight line method over 3 to 5 years, furniture over 5-7 years and auto’s over 3 years.

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

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014

NOTE 5 - DEBT (continued)

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share). (iii) At the end of year two, in February 2013, the Company paid to Kwiatkowskis a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid (the due date for the February 9, 2014 payment was extended to August 31, 2014); (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $47,243 as of June 30, 2014 which brings the liability balance to $171,443.

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

Interest expense of $5,376 has been recorded in 2014 ($27,166 prior), for a total debt of $122,138. The Company is disputing this liability. In addition the Company received two loans equaling $12,000. The loans are due on demand without interest from a related party. The total of Debt-related parties is $134,138.

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

Director Compensation

For the six months ended June 30, 2014 the Company has paid $90,000 in salaries to directors or officers for services rendered.

The Company also paid $37,000 to entities controlled by its officers or directors during the six months ended June 30, 2014.

NOTE 7 - UNEARNED REVENUE AND DEPOSIT PAYABLE

The Company is recognizing revenue pursuant to an agreement over 120 months. The Company received $110,000 and earns this revenue monthly at $916.67. During the period (2nd Quarter) $2,750 was earned with the Company recording a long and short term liability totaling $107,500.

The Company also received $50,000 as a deposit which will be earned when the Company achieves certain mining goals.

NOTE 8 - STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

During the first quarter of 2014 the Company issued 48,360,000 shares of stock. Of this amount, 14,460,000 shares were issued for services valued at market which equaled $367,840. Of this amount at June 30, 2014 $105,583 is shown as a prepaid expense as the services have not been completed and the balance of $262,257 has been expensed and is shown in the statement of operations under general and administrative expense.

During the first quarter of 2014, the Company also issued 33,900,000 shares for cash of $299,000.

In the second quarter 2014, the Company issued 4,700,000 shares for cash of $47,000 as well as receiving $99,000 in cash for shares to be issued.

Stock Warrants

The following is a summary of warrants balance as of June 30, 2014

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, June 30, 2014	-

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2014

NOTE 9 - DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $905,524 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $230,810 as accrued interest to June 30, 2014. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in August of 2011.

The Company has included this debt on the balance sheet until an eventual resolution is reached.

NOTE 10 - NOTE PAYABLE-AUTO

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At June 30, 2014 the net owed was $9,256 of which $3,830 was current and $5,426 was due after 12 months.

In March 2014 the Company purchased a second auto for $11,881. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at June 30, 2014 equaled $9,480 of which $3,380 is current and $6,100 is long term.

NOTE 11 - INCOME TAX

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
June 30, 2014

NOTE 11 - INCOME TAX (continued)

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed:

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

Subsequent Events

Effective July 15, 2014, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the resignation of Antonio B. Castillo as Chief Operating Officer and as a member of the Board of Directors. Mr. Castillo did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective on July 15, 2014, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the consent of Tricia Oakley to be appointed as a member of the Board of Directors. Therefore, as of the date of this Current Report, the Board of Directors consists of Jerold S. Drew, Allen E. Lopez, and Tricia Oakley.

Tricia Oakley. Mrs. Oakley has worked as a legal secretary for over 30 years. She was appointed as Corporate Secretary and Treasurer of Double Crown Resources, Inc. in August 2011. Since that time, she has served a variety of roles at the Company, including acting as the primary liaison between the Board of Directors and the Company’s shareholders and vendors. For additional information about Mrs. Oakley, please see our Current Report on Form 8-K, filed with the Commission on July 25, 2014.

Liquidity and Capital Resources

During the six-month period ended June 30, 2014, we generated working capital to fund operations through the sale of our common stock. In the second half of 2014, we anticipate that revenue from our oilfield services operations will support our operating expenses, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. The issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At June 30, 2014, we had no material commitments for capital expenditures.

A summary of our cash flows during the six month periods ended June 30, 2014 and 2013 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the six month period ended June 30, 2014 increased to $509,415, as compared to $404,748 used during the six month period ended June 30, 2013. The increase is a result of the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations.

Investing Activities

Cash used for investing activities during the six month period ended June 30, 2014 was $11,860, as compared to $-0- for the six month period ended June 30, 2013. We used the capital to acquire a second vehicle for our Houston, Texas office.

Financing Activities

Total net cash provided by financing activities was $495,000 for the six month period ended June 30, 2014, which consisted of private placement offerings generating $346,000 in proceeds from the issuance of our common stock and $149,000 in proceeds from subscriptions payable. Total net cash provided by financing activities was $406,350 for the six month period ended June 30, 2013, which consisted of private placement offerings generating $406,350 in proceeds from the issuance of our common stock.

At June 30, 2014, we had cash totaling $16,876, as compared to $4,875 at June 30, 2013. We anticipate that current cash expected to be generated from operations will sustain our operations through December 31, 2014. We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity in 2014.

Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Difference 2014 versus 2013	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Difference 2014 versus 2013
Revenue	$2,750	$-0-	$2,750	$-0-	$-0-	$-0-
Gross Margin	2,750	-0-	2,750	-0-	-0-	-0-

Operating Expenses:
Professional Fees	495,313	2,041,461	(1,546,148)	632,994	2,112,298	(1,479,304)
General and Administrative	494,073	113,536	380,537	774,894	214,276	560,618
General – Related Party	5,000	45,875	(40,875)	10,000	45,875	(35,875)
Operating Loss	(991,636)	(2,200,872)	(1,209,236)	(1,415,138)	(2,372,449)	(957,311)

Other (Income) Expense
Interest Expense	4,321	3,726	595	8,425	7,452	973
Interest Expense – Related Party	23,556	23,556	-0-	47,112	47,112	-0-
Net Loss	(1,019,513)	(2,228,154)	(1,208,642)	(1,470,675)	(2,427,013	(956,338)

Net Loss

Our net loss for the six-month period ended June 30, 2014 was $1,470,675 compared to a net loss of $2,427,013 for the six-month period ended June 30, 2013. The decrease of $956,338 in net loss is primarily a result of the reduction in professional fees and related party expenses.

Operating Revenues

We generated $2,750 in revenue for the six-month period ended June 30, 2014 and no revenue during the six month period ended June 30, 2013. The revenue generated in the six-month period ended June 30, 2014 was from royalty revenue.

Operating Expenses

During the six-month period ended June 30, 2014, we incurred operating expenses of approximately $1,417,888 compared to $2,372,449 incurred during the six-month period ended June 30, 2013 (a decrease of $954,561). The decrease in operating expenses from the first six months of 2013 to the first six months of 2014 was primarily due to the reduction in our professional fees (by $1,479,304) and our general expenses – related party (by $35,875). Our general and administrative expenses increased by $560,618 over this time period, primarily related to the increased activity, including hiring employees and opening a marketing office in Houston, Texas, as we ramped up our oilfield services operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the six-month period ended June 30, 2014 totaled $55,537, compared to other expenses of $54,564 for the six-month period ended June 30, 2013. The slight increase was due to a $973 increase in interest expense.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended June 30, 2014, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

As of June 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014 and communicated to management.

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

On May 13, 2013, shareholder Falco Investments and non-shareholder Leslie Rutledge filed a purported derivative lawsuit in the U.S. District Court for the District of Nevada, naming the Company as a nominal defendant and naming as defendants nine current or former officers and members of its board of directors, including Jerry Drew, Keith Tubandt, Allen Lopez, and Antonio B. Castillo, the board of directors collectively, and the company’s former outside counsel, Diane Dalmy, as defendants. The complaint alleged, among other things, that the individual defendants breached their fiduciary duties and/or wasted corporate assets or were unjustly enriched or engaged in gross mismanagement in relation to various actions, including “lowering” the company’s stock price, failing to maintain internal controls, interfering with the removal of restricted legends from certain free-trading shares, and failing to issue shares pursuant to certain convertible notes. The complaint sought, among other things, an award of punitive damages to the plaintiffs, injunctive relief, disgorgement of compensation by the Company’s directors, and an order directing the Company to reform its corporate governance and internal procedures and attorney’s fees and costs. On December 4, 2013, the Court dismissed the complaint with prejudice. On July 16, 2014, the court accepted the Magistrate Judge’s prior recommendation to deny the Company’s motion for an award of attorney’s fees and costs. This order concludes the litigation.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief against defendant Synergy Natural Resources, LLC, relating to alleged trade secrets and rights to patent protection on Double Crown’s transport system. Synergy has asserted counterclaims including breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. The case is presently in the discovery phase. On May 29, 2014, the Company filed a motion to dismiss Synergy’s second amended counterclaim and third-party action against the Company’s subsidiary, DDCC Marketing Group, Inc. To date, the Court has not ruled on this motion. The Company cannot predict the outcome of the Synergy litigation at this time.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS.

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

During the quarter ended June 30, 2014, we issued an aggregate of 4,700,000 shares of common stock for cash of $47,000.

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

We also received $99,000 in cash during the quarter-ended June 30, 2014 for shares to be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

14.1	Code of Ethics

17.1	Resignation letter of Marc L. Duncan, dated March 26, 2013, effective March 27, 2013

17.2	Resignation letter of Glenn Soler, dated March 26, 2013, effective March 27, 2013.

17.3	Resignation letter of David Figueiredo, dated August 27, 2012, effective August 27, 2012.

17.4	Resignation letter of J. Paul Murphy, dated March 25, 2012, effective March 25, 2012.

17.5	Resignation letter of Antonio B. Castillo dated July 15, 2014, effective July 15, 2014.

21.1	List of Subsidiaries

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

DOUBLE CROWN RESOURCES, INC.

Dated: August 14, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: August 14, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer