Form 10-Q
period 2014-09-30
DOUBLE CROWN RESOURCES INC.
filed 2014-11-14
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO.000-53389

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 13, 2014:
Common Stock, $0.001	490,541,815

DOUBLE CROWN RESOURCES, INC.

Form 10-Q

For the Quarterly Period ended September 30, 2014

EXPLANATORY NOTE

 Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q (“Report”) to “we,” “us,” “our,” “Double Crown,” and the“Company” are toDouble Crown Resources, Inc., a Nevada corporation, and its consolidated subsidiaries.  All financial information with respect to the Company has been presented in United States dollars in accordance with U.S. generally accepted accounting principles.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

Assets:	September 30,	December 31,
Current assets	2014	2013
Cash	$13,009	$43,151

Total current assets	$13,009	43,151
Fixed Assets-Net	39,376	37,539
Total Assets	$52,385	$80,690
Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$777,215	$46,150
Unearned Revenue	$11,000	-
Accounts payable- disputed	77,998	77,998
Disputed Liability - Related Party (Notes 8)	563,206	563,206
Accrued Interest - Related Party (Notes 8)	251,678	189,075
Note payable- related party (Note 8)	132,382	132,382
Debt- related parties (Note 6)	141,826	128,762
Note Payable-Auto (Note 9)	7,210	3,830
Total current liabilities	1,962,515	1,141,403
Unearned Revenue and Deposit Payable	168,500
Note Payable-Auto (Note 9)	9,390	7,341
Mineral prospect obligation (Note 5)	145,169	133,991
Debt- long term (Note 5)	28,000	30,000
Total Long Term Liabilities	351,059	171,332

Total liabilities	2,313,574	1,312,735

STOCKHOLDERS' DEFICIT

Common stock; 500,000,000 shares authorized at $0.001 par
value; 485,241,815 and 438,615,065 shares issued and
outstanding, respectively	485,242	438,615
Stock subscription payable	101,000	6,000
Unearned Stock for Services	(43,166)	-
Additional paid-in capital	6,846,770	5,898,957
Deficit accumulated during exploration stage	(9,651,035)	(7,575,617)
Total Stockholders' Deficit	(2,261,189)	(1,232,045)

Total Liabilities and Stockholders' Deficit	$52,385	$80,690

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

					From Inception
	Three Months Ended		Nine Months Ended		(March 23, 2006
	30-Sep	30-Sep	30-Sep	30-Sep	through
	2014	2013	2014	2013	30-Sep-14
Revenues	$2,750	$-	$5,500	-	5,500
Cost of Services	-	-	-

Gross Margin	2,750	-	5,500	-	5,500

Operating Expenses:
Impairment of mineral property acquisition costs	-	-	-	-	70,250
Impairment of prepaid royalties	-	-	-	-	124,795
Professional fees	522,466	1,489,307	1,155,460	3,601,605	6,216,272
Office - general expenses	24,869	76,017	798,863	290,923	1,617,481
General expenses - related party	33,080	16,702	43,080	62,577	889,103
Total Operating Expenses	580,415	1,582,026	1,997,403	3,954,475	8,917,901

Operating Loss	(577,665)	(1,582,026)	(1,991,903)	(3,954,475)	(8,912,401)

Other (Income) Expenses		(48,000)		(48,000)
Interest Expense	4,322	3,725	12,847	11,177	52,880
Interest Expense - related party	23,556	23,555	70,668	70,667	287,130
(Gain) on Debt Cancellation/Civil Gain Contingency	-	-	-	-	238,875
Financing cost - related party	-	-	-		159,749
Total Other Expenses	27,878	(20,720)	83,515	33,844	738,634

Net Loss Before Income Taxes	(605,543)	(1,561,306)	(2,075,418)	(3,988,319)	(9,651,035)

Income Tax	-	-	-

Net Loss	$(605,543)	$(1,561,306)	$(2,075,418)	(3,988,319)	(9,651,035)

Loss per Share, Basic & Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	485,635,981	341,051,021	475,217,921	288,634,243

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From inception
			(March 23,
			2006)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,075,418)	$(3,988,319)	$(9,651,035)
Adjustments to reconcile net loss from operations:
Depreciation	10,023		12,387
Shares issued for services	444,440	3,322,100	5,080,157
Forgiveness of Debt/Impairment of Property rights	-	-	12,250
Impairment of prepaid royalties	-	-	134,200
Beneficial conversion feature	-	-	39,715
Civil claim contingency	-	(48,000)	286,875
Financing cost of warrants issued	-	-	120,034
Change in Operating Assets and Liabilities:
Deposits	179,500	(15,550)	179,500
Increase (decrease) in accounts payable	731,065	3,000	777,215
Increase in accrued interest	11,178	11,177	54,695
Increase in accrued interest to a related party	70,667	70,667	259,742
Increase (decrease) in accounts payable- related party	-	-	734,034
Increase (decrease) in debt	8,429	(1,349)	30,248
Net cash used in Operating Activities	(620,116)	(646,274)	(1,929,983)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(11,860)	(27,834)	(61,762)
Net Cash used in Investing Activities	(11,860)	(27,834)	(61,762)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from convertible debt	-
Proceeds from subscriptions payable	95,000	-	101,000
Proceeds from issuance of common stock	550,000	100,000	1,946,920
Proceeds from subscriptions receivable	(43,166)	590,350	(43,166)
Net Cash provided by Financing Activities	601,834	690,350	2,004,754
Net Increase (Decrease) in Cash	(30,142)	16,242	13,009
Cash at Beginning of Period	43,151	3,273	-
Cash at End of Period	$13,009	$19,515	$13,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,669	$-	$377
Cash paid for franchise and income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-		$5,000
Convertible debt issued for mineral property	$-		$50,000
Parties	$-	$-	$357,956
parties)	$-	$-	$40,000
Shares payable for mineral property	$-		$5,250
Shares issued for Services to be Rendered in the Future	$43,166		$24,000
Shares issued for Services	$444,440
Shares issued for conversion of debt	$-		$65,200

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through September 30, 2014 of $9,651,035.

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

September 30, 2014

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

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – FIXED ASSETS

At September 30, 2014 the Company had the following fixed assets:

Computers and Furniture and Fixtures	$25,913
Autos	25,850
Total	51,763
Less Accumulated Depreciation	(12,387)
Net	39,376

Depreciation was $10,023 for the period ended September 30, 2014. Computers will be depreciated over the straight line method over 3 to 5 years, furniture over 5-7 years and auto’s over 3years.

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

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 5 – DEBT (continued)

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share). (iii) At the end of year two, in February 2013, the Company paid to Kwiatkowskis a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid ($2,000.00 of the 2014 payment has been made; the Company owes Kwiatkowskis the balance of $23,000, which we intend to pay); (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.

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

In August of 2014 the Company paid $2,000 toward this obligation.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $50,971 as of September 30, 2014 which brings the liability balance to $173,169.

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

Interest expense of $8,064 has been recorded in 2014 ($27,166 prior), for a total debt of $124,526. The Company is disputing this liability. In addition the Company received four loans equaling $17,300. The loans are due on demand without interest from a related party. The total of Debt-related parties is $141,826.

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Director Compensation

For the nine months ended September 30, 2014 the Company has paid $139,971 in salaries to directors or officers for services rendered.

The Company also paid $43,080 to entities controlled by its officers or directors.

NOTE 7 – UNEARNED REVENUE AND DEPOSIT PAYABLE

The Company is recognizing revenue pursuant to an agreement over 120 months. The Company received $110,000 and earns this revenue monthly at $916.67. During the year $5,500 was earned with the Company recording a long and short term liability totaling $104,500.

The Company also received $75,000 as a deposit which will be earned when the Company achieves certain mining goals.

The total amount of both of the above recognized on the balance sheet is $11,000 current and $168,500 long term.

NOTE 8 – STOCKHOLDERS' DEFICIT

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

In the third quarter 2014 officers returned 35,000,000 shares issued in 2013. These shares were charged to additional paid in capital. In addition the Company issued 4,500,000 shares for services valued at $76,600, and issued 14,166,750 shares for cash of $100,000. The Company also issued 9,900,000 shares for cash previously received of $99,000 and received $50,000 in advance of shares to be issued.

At September 30, 2014 the Company has services yet to be earned for shares issued of $43,166 which is shown in the equity section as services to be earned.

Stock Warrants

The following is a summary of warrants balance as of September 30, 2014

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012
Balance, September 30 ,2014	-

DOUBLE CROWN RESOURCES, INC

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 9 – DISPUTED LIABILITIES

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes.The Company has recorded the balance of $947,266 due to Falco Investments, Inc. of which $132,382 has been reported as note payable, $563,206 as a Disputed Liability Related Party and $251,678 as accrued interest to September 30, 2014. The Company has decided to contest the current balance claimed to be due to Falco.  Falco Investments initiated a lawsuit in August of 2011.

The Company has included this debt on the balance sheet until an eventual resolution is reached.

NOTE 10 – NOTE PAYABLE-AUTO

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At September 30, 2014 the net owed was $8,299 of which $3,830 was current and $4,469 was due after 12 months.

In March 2014 the Company purchased a second auto for $11,881. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at September 30, 2014 equaled $8,300 of which $3,380 is current and $4,920 is long term.

NOTE 11 – INCOME TAX

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

September 30, 2014

NOTE 11 – INCOME TAX (continued)

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

At December 31, 2013, the Company had net operating loss carryforwards of approximately $2,404,356 that may be offset against future taxable income from the year 2013 to 2014. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and there are no such events that are material to the financial statements to be disclosed:

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

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASS Box, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling.  Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, our own double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo.  We are continuing to fine-tune the design of, and intend to apply for a patent regarding, the Transprop AGG, with the intention of beginning commercial production if we are able to secure sufficient funding, which is not assured. As discussed elsewhere herein, in May 2013, we initiated suit against Synergy, requesting declaratory relief on claims relating to alleged trade secrets and rights to patent prosecution on our transport system.  Synergy has filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG. On October 6, 2014, following mediation, in order to avoid the expense of continuing the litigation, we agreed to a settlement with Synergy.  The case has been dismissed in its entirety and the company is moving forward with its plans on development of the advanced design, TransLock².  Further discussion of the TransLock² under “2014 Developments.”  (See Part II. Item 1. Legal Proceedings in this Report.).

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

In October 2013, we formed DDCC Marketing Group, LLC, which is a wholly owned subsidiary,to market minerals and other commodities to oil and gas industry customers. We opened an office in Houston, Texas to serve as the headquarters of the marketing group. In addition to housing the marketing and support staff, the Houston office includes office facilities for our executive officers.

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

Guatemala Project

Effective on May 23, 2014, we entered into that certain agreement with Mr. Jorge Louis Avalos Austria and Quimicos y Minerales, S.A. (together the “Seller”), to acquire a 100% interest in the  raw barite ore from the Bilojom II mine in Guatemala (the “Agreement”).  The Agreement provided for a due diligence period of 90 days, which would allow Double Crown Resources sufficient time to prove up the information provided by representatives of the Bilojom II mine, and to assess the feasibility and likelihood of development, extraction, and exportation of the raw barite ore.

As of September 24, 2014, in accordance with the terms and provisions of the Agreement, our Board of Directors determined that pursuing this investment is not in our best interests or in the best interests of our shareholders.  Therefore, we and Mr. Jorge Louis Avalos Austria and Quimicos y Minerales, S.A. have terminated the Agreement, pursuant to which we are released from any further obligations or duties thereunder.

On October 30, 2014, we announced the TransLock², the company's advanced and recently redesigned, patent-pending aggregate material transport system for water, road and rail shipments. The design goal of TransLock² was to use a standardized system for the majority of products – a system that is universal and superior to our previous prototype (Transprop AGG).  The company believes that the TransLock² can offer a solution to the significant capacity shortage in the North American rail industry which has been precipitated by the rapidly growing demands of the shale oil & gas drilling boom. TransLock² can be used to convert ordinary flatbed rail cars, which are available in plentiful supply but generally not useful for aggregate cargo, into 100 ton, sealed aggregate commodity carriers. This will free the existing covered containers rail cars to service all other industries.

The Double Crown TransLock² matches existing globally accepted container size, dimensions, weight restrictions, pickup points, and delivery conveyance systems. The TransLock² is unique in that it allows the containers to be connected once they reach their point of destination. A vertical interlock allows the material in the two upper containers to gravity feed into the lower containers. Once the vertical connections have been made, the horizontal interlock connects the two lower containers via the Venturi/pneumatic conveyance system. Thus, one connection can be made and the total cargo can be transferred into hoppers and/or silos and/or mixers and/or conveyors.  This new, patent pending technology will allow the current overburdened container cars to unload their product and continue on to their ultimate destination, rather than sitting at the various transload facilities as storage silos.

A standard rail car can transport a maximum of 100 tons of aggregate material. By connecting four TransLock² containers, Double Crown's system is able to duplicate that same quantity of material to be transferred at close to the current transfer rate. Unlike a covered rail car, TransLock² containers can be off-loaded and used as silos and/or storage to be transferred at a time of choice. These units can carry aggregates, chemicals, fluids, and virtually all types of commodity products. Some TransLock² containers will be industry specific and will have industry specific hoses, valves, attachments, liners, etc., and conveyance delivery systems. The TransLock² has the capability of reducing the bottlenecks currently experienced at the transload facilities as it can be off loaded from rail to truck and delivered to its destination, or off loaded and used as a silo at the transload (to be loaded to transport at a later date), or shipped directly to the final destination with no transfer in between.

Lastly, the TransLock² is environmentally friendly in that it alleviates the risk of debris that can be left behind by super sacks (in the ocean and on land) and greatly reduces the risk of spillage of frac and resin coated sands and ceramic proppants.

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

Effective September 28, 2014, the Board of Directors of Double Crown Resources, Inc., a Nevada corporation (the "Company"), accepted the consent of Allan P. Jones and Joseph L. Menton as members of the Board of Directors.  Therefore, as of the date of this Current Report, the Board of Directors consists of Jerold E. Drew, Allen, E. Lopez, Tricia Oakley, Allan P. Jones, and Joseph L. Menton.

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

Allan P. Jones. Mr. Jones has over 15 years of experience in large scale industrial construction and petroleum industry support projects. He served as Vice President of Sales and Marketing for Oilfield Services at M. Nasr Partners, a successful building design, construction and industrial services company based in Houston, TX. In this position, Mr. Jones initiated and maintained relationships with company representatives from the oil & gas industry.  For additional information about Mr. Jones, please see our Current Report on Form 8K, filed with the Commission on August 29, 2014.

Joseph L. Menton. Mr. Menton brings over 10 years of experience working at a range of positions in the construction and technology industries reaching upper management levels. Mr. Menton is currently Vice President of Menton Builders Inc. His specific areas of expertise include corporate management, business development, marketing, web design, drafting/design work and preparation of contracts, budgets and project timelines.  For additional information about Mr. Menton, please see our Current Report on Form 8K, filed with the Commission on August 29, 2014.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2014, we generated working capital to fund operations through the sale of our common stock.  In the second half of 2014, we anticipate that revenue from our oilfield services operations will support our operating expenses, including our general and administrative expenses.  However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations.  The issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At September 30, 2014, we had no material commitments for capital expenditures.

A summary of our cash flows during the nine month period ended September 30, 2014 and 2013 follows.

Operating Activities

We have not generated positive cash flows from operating activities.  Cash used in operating activities during the nine month period ended September 30, 2014 decreased to $620,116, as compared to $646,274 used during the nine month period ended September 30, 2013.  The decrease is a result of a credit from a contingency claim.

Investing Activities

Cash used for investing activities during the nine month period ended September 30, 2014 was $11,860, as compared to $27,834 for the nine month period ended September 30, 2013.  We used the capital to acquire a second vehicle for our Houston, Texas office.

Financing Activities

Total net cash provided by financing activities was $601,834 for the nine month period ended September 30, 2014, which consisted of private placement offerings generating $550,000 in proceeds from the issuance of our common stock and $95,000 in proceeds from subscriptions payable.  Total net cash provided by financing activities was $690,350 for the nine month period ended September 30, 2013, which consisted of private placement offerings generating $100,000 in proceeds from the issuance of our common stock and $590,350 in proceeds from subscriptions receivable.

In the third quarter 2014 officers returned 35,000,000 shares issued in 2013. These shares were charged to additional paid in capital. In addition the Company issued 4,500,000 shares for services valued at $76,600, and issued 14,166,750 shares for cash of $100,000. The Company also issued 9,900,000 shares for cash previously received of $99,000 and received $50,000 in advance of shares to be issued.

At September 30, 2014 the Company has services yet to be earned for shares issued of $43,166 which is shown in the equity section as services to be earned.

At September 30, 2014, we had cash totaling $13,009, as compared to $19,515 at September 30, 2013. We anticipate that current cash expected to be generated from operations will sustain our operations through December 31, 2014.  We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity in 2014.

Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Difference 2014 versus 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Difference 2014 versus 2013

Revenue	$2,750	$-0-	$2,750	$5,500	$-0-	$5,500
Gross Margin	2,750	-0-	2,750	5,500	-0-	5,500

Operating Expenses:
Professional Fees	522,466	1,489,307	(966,841)	1,155,460	3,601,605	(2,446,145)
General and Administrative	24,869	76,017	(51,148)	798,863	290,923	507,940
General – Related Party	33,080	16,702	16,378	43,080	62,577	(19,497)
Operating Loss	(577,665)	(1,582,026)	(1,004,361)	(1,991,903)	(3,954,475)	(1,962,572)

Other (Income) Expense	-0-	(48,000)	(48,000)	-0-	(48,000)	(48,000)
Interest Expense	4,322	3,725	597	12,847	11,177	1,670
Interest Expense – Related Party	23,556	23,555	1	70,668	70,667	1
Net Loss	(605,543)	(1,561,306)	(955,763)	(2,075,418)	(3,988,319)	(1,912,901)

Net Loss

Our net loss for the nine-month period ended September 30, 2014 was $2,075,418 compared to a net loss of $3,988,319 for the nine-month period ended September 30, 2013. The decrease of $1,912,901 in net loss is primarily a result of the reduction in professional fees and related party expenses.

Operating Revenues

We generated $5,500 in revenue for the nine-month period ended September 30, 2014 and no revenue during the nine month period ended September 30, 2013. The revenue generated in the nine-month period ended September 30, 2014 was from royalty revenue.

Operating Expenses

During the nine-month period ended September 30, 2014, we incurred operating expenses of approximately $1,997,403 compared to $3,954,475 incurred during the nine-month period ended September 30, 2013; (a decrease of $1,957,072). The decrease in operating expenses from the first nine months of 2013 to the first nine months of 2014 was primarily due to the reduction in our professional fees (by $2,446,145) and our general expenses – related party (by $19,497).  Our general and administrative expenses increased by $507,940 over this time period, primarily related to the increased activity, including opening the marketing office in Houston, Texas, as we ramped up our oilfield services operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the nine-month period ended September 30, 2014 totaled $83,515, compared to other expenses of $33,844 for the nine-month period ended September 30, 2013.  The increase was due to a $48,000 increase due to a gain on debt cancellation/gain contingency and a slight increase in interest expense.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended September 30, 2014, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM IV. CONTROLS AND PROCEDURES

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

As of September 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report.Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014 and communicated to management.

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

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC (“Synergy”) in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief relating to alleged trade secrets and rights to patent protection on Double Crown’s commodity transport container system. Synergy asserted counterclaims including misappropriation of trade secrets, breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On October 6, 2014, following full-day mediation before former judge Alvin L. Zimmerman, Double Crown and Synergy representatives reached an agreement in principle regarding settlement of the litigation. To avoid the cost and uncertainty of litigation, Double Crown, without admitting any liability, agreed to pay Synergy a total of $630,000 within one year, plus three million shares of stock. In return, Synergy agreed to dismiss its remaining claims against, and indemnify, Double Crown regarding any third party claims arising from the Synergy’s claims. Under the agreement, which is subject to the execution of final settlement documents and approval by the Court, both parties will be free to pursue their respective commodity transport container systems.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

In the third quarter 2014 officers returned 35,000,000 shares issued in 2013. These shares were charged to additional paid in capital. In addition the Company issued 4,500,000 shares for services valued at $76,600, and issued 14,166,750 shares for cash of $100,000. The Company also issued 9,900,000 shares for cash previously received of $99,000 and received $50,000 in advance of shares to be issued.

At September 30, 2014 the Company has services yet to be earned for shares issued of $43,166 which is shown in the equity section as services to be earned.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws(1)

10.1	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group.(2)

10.2	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy. (2)

10.3	Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano.(2)

10.4	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus. (2)

10.5	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo.(2)

10.6	Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson. (2)

10.7	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37. (3)

10.9	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88. (3)

10.10	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21. (3)

10.11	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33. (3)

10.12	Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53. (3)

7.1	Letter of Agreement from Seale & Beers, CPA (4)

14.1	Code of Ethics

17.1	Resignation letter of Marc L. Duncan, dated March 26, 2013, effective March 27, 2013

17.2	Resignation letter of Glenn Soler, dated March 26, 2013, effective March 27, 2013.

17.3	Resignation letter of David Figueiredo, dated August 27, 2012, effective August 27, 2012.

17.4	Resignation letter of J. Paul Murphy, dated March 25, 2012, effective March 25, 2012.

17.5	Resignation letter of Antonio B. Castillo dated July 15, 2014, effective July 15, 2014.

21.1	List of Subsidiaries

99.1	Summary Report on the McNab Molybdenum Property, HowSound BC dated April 2006 by Greg Thomson B.Sc., P. Geo. and James Laird, Laird Exploration Ltd.

31.1	Certificationof Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certificationof ChiefExecutiveOfficerand Chief Financial Officer Under Section 1350 as AdoptedPursuant To Section 906 of the Sarbannes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DOUBLE CROWN RESOURCES, INC.

Dated: November 14, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: November 14, 2014	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer

