Form 10-K
period 2014-12-31
DOUBLE CROWN RESOURCES INC.
filed 2015-04-10
CIK 1366407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 000-53389

DOUBLE CROWN RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Ave. SUITE 200 HENDERSON, NEVADA	89052
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: 707-961-6016

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,292,661.99.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2015, there were 487,581,815 shares of the issuer’s common stock, $0.001 par value per share.

DOUBLE CROWN RESOURCES, INC.

FORM 10-K

Statement Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, “Risk Factors” and the following: current global economic and capital market uncertainties; the speculative nature of mineral exploration; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for certain commodities (such as barite, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

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

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sector. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore and off-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

We intend to participate in negotiations and discussions with potential joint venture parties regarding sourcing frac-sand, barite, guar gum and various industrial chemicals and establishing the infrastructure to deliver these materials to oil and gas drilling sites. As part of this business strategy, in March 2013, we became an authorized dealer for the chemicals division of American International Sealing, LLC, granting us U.S. marketing rights for a slate of industrial chemicals used in hydraulic fracturing, bioremediation and pipeline chemical cleaning functions.

In early 2015, the oilfield services industry has experienced a cutback of capital budgets allocated for drilling in response to the current lower oil prices in the global markets. As a result, the customers of many oilfield service companies, including our own, have reduced or modified their drilling projects. Our potential customers have continued to request sales quotations for industrial quantities of drilling materials for oilfield projects, and we hope to complete a sales contract for such commodities in the near term.

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASS Box, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling. Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, a proprietary double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo. We filed a provisional patent application for the Transprop AGG in April 2013 and this provisional patent application has since expired. Based on new developments, technology and design, we filed a new provisional patent application on April 11, 2014. As discussed elsewhere in this annual report, in May 2013, we initiated suit against Synergy, requesting declaratory relief on our right to patent prosecution regarding the Transprop AGG and Synergy’s claims relating to our alleged use of Synergy’s trade secrets. Synergy filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG. This suit was settled in November 2013. (See Part I, Item 3., “Legal Proceedings.”)

We have advanced the design of our container system. On October 29, 2014, we filed another provisional patent application containing further updates to the technology and design of the unit contained in the provisional patent filing of April 11, 2014. On October 30, 2014, we announced the TransLock², our redesigned, aggregate material transport system for water, road and rail shipments. The design goal of TransLock² was to use a standardized system for the majority of products – a system that is universal and superior to our previous prototype (Transprop AGG). The Company believes that the TransLock² can offer a solution to the significant capacity shortage in the North American rail industry which has been precipitated by the rapidly growing demands of the shale oil and gas drilling boom. TransLock² can be used to convert ordinary flatbed rail cars, which are available in plentiful supply but generally not useful for aggregate cargo, into 100 ton, sealed aggregate commodity carriers. This will free the existing covered containers rail cars to service all other industries.

The Double Crown TransLock² matches existing globally accepted container size, dimensions, weight restrictions, pickup points, and delivery conveyance systems. The TransLock² is unique in that it allows the containers to be connected once they reach their point of destination. A vertical interlock allows the material in the two upper containers to gravity feed into the lower containers. Once the vertical connections have been made, the horizontal interlock connects the two lower containers via the venturi/pneumatic conveyance system. Thus, one connection can be made and the total cargo can be transferred into hoppers, silos, mixers and/or conveyors. This new, patent pending technology will allow the current overburdened container cars to unload their product and continue on to their ultimate destination, rather than sitting at the various transload facilities as storage silos.

A standard rail car can transport a maximum of 100 tons of aggregate material. By connecting four TransLock² containers, Double Crown’s system is able to duplicate that same quantity of material to be transferred at close to the current transfer rate. Unlike a covered rail car, TransLock² containers can be off-loaded and used as silos and/or storage to be transferred at a time of choice. These units can carry aggregates, chemicals, fluids, and virtually all types of commodity products. Some TransLock² containers will be industry specific and will have industry specific hoses, valves, attachments, liners, etc., and conveyance delivery systems. The TransLock² has the capability of reducing the bottlenecks currently experienced at the transload facilities as it can be off loaded from rail to truck and delivered to its destination, or off loaded and used as a silo at the transload (to be loaded to transport at a later date), or shipped directly to the final destination with no transfer in between.

Lastly, the TransLock² is environmentally friendly in that it alleviates the risk of debris that can be left behind by super sacks (in the ocean and on land) and greatly reduces the risk of spillage of frac and resin coated sands and ceramic proppants.

On December 4, 2014, we filed a utility patent application for the interlocking container we refer to as TransLock². We intend to begin commercial production of the TransLock2 if we are able to secure sufficient funding, which is not assured.

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. The master plan design work has now been completed. The existing facility includes a cement drying plant and four ball mills designed to crush slag for cement production. We plan to convert the ball mills to crush barite and to convert the drying plant for use on hydrosize/wet frac sand. We have agreed to purchase the existing improvements on the property for $750,000, contingent on our securing the necessary funding. A budget for the reconstruction of the terminal and plant has not yet been completed; we anticipate the necessary conversion and improvements will require an investment of $10-14 million, not including the cost of leasing equipment and operating the facility. There is no guarantee that we will be able to raise sufficient capital to execute our plan to reconstruct the plant. The plant will be designed to accommodate containers that meet ISO standards, including our double stack interlock single transport container system designed for intermodal transport. The location of the facility allows for materials to be delivered and distributed by rail, barge or truck.

In October 2013, we formed DDCC Marketing Group, LLC, which is a wholly owned subsidiary, to market minerals and other commodities to oil and gas industry customers. We opened an office in Houston, Texas to serve as the headquarters of the marketing group.

Guatemala Project

Effective on May 23, 2014, we entered into that certain agreement with Mr. Jorge Louis Avalos Austria and Quimicos y Minerales, S.A. (together the “Seller”), to acquire a 100% interest in the raw barite ore from the Bilojom II mine in Guatemala (the “Agreement”). The Agreement provided for a due diligence period of 90 days, which would allow Double Crown Resources sufficient time to prove up the information provided by representatives of the Bilojom II mine, and to assess the feasibility and likelihood of development, extraction, and exportation of the raw barite ore. As of September 24, 2014, in accordance with the terms and provisions of the Agreement, our Board of Directors determined that pursuing this investment is not in our best interests or in the best interests of our shareholders. Therefore, we terminated the Agreement, and were released from any further obligations or duties thereunder.

Our ability to continue our oilfield services operations and our other business pursuits is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

Employees

As of December 31, 2014, we had no employees. When necessary, services are provided by outsourcing, consultants, and special purpose contracts.

Principal Markets

We plan to sell our oilfield services commodities in North America at prices primarily determined by the commodity markets. These prices are largely outside of our control. During the year-ended December 31, 2014, we did not generate any revenue.

Government Regulation

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety, and environmental statutes and regulations. If we pursue our exploration and mineral development projects, capital expenditures relating to compliance with laws and regulations that regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, will comprise a substantial part of our capital expenditures.

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

Financing Events

During the year ended December 31, 2014, we received net proceeds from private placement equity financing transactions in the aggregate amount of $722,900.

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”) in accordance with the Securities Exchange Act of 1934, as amended. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. You can obtain any document that we file with the SEC at http://www.sec.gov. You may also access our SEC filings on our website at http://www.doublecrownresources.com.

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

We were incorporated in 2006 and to date have been engaged in organizational and exploration-stage activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise additional financing to complete the final phase of our exploration program if warranted. As a result, our independent auditor believes there is substantial doubt about our ability to continue as a going concern.

We have incurred a cumulative net loss of $9,928,011 for the period from inception (March 23, 2006) to December 31, 2014, and have no revenues to date. For the fiscal years ended December 31, 2014 and 2013, we incurred a net loss of $2,352,394 and $4,114,180, respectively. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims and oilfield services operations. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor’s opinion when determining if an investment in our company is suitable.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds from our private offerings completed during the fiscal year ended December 31, 2014 provided us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

The financial statements for the fiscal years ended December 31, 2014 and December 31, 2013 have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

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

We plan to supply equipment and commodities to companies that process, transport and utilize natural gas, many of which benefit from increased natural gas production resulting from hydraulic fracturing in the oil and natural gas industry. As a result, increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. If additional levels of regulation are implemented with respect to hydraulic fracturing, it may make it more difficult to complete natural gas wells in shale formations and discourage exploration of new wells. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact natural gas production and demand for our equipment and commodities used in the natural gas industry.

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

To date, we have produced one prototype of our transport container system. There is no guarantee that we will be able to secure funding to begin commercial production of the container. Even if we are able to produce the container in commercial quantities, there is no guarantee that the oil and gas industry will accept or adopt the design of our container. Furthermore, as detailed in Part I. Item 3. Legal Proceedings, Synergy Natural Resources, LLC alleges that our transport container system was based on a container for the transport and storage of aggregate material called the PASS Box, which Synergy alleges to have developed. We disputed that we misappropriated any trade secrets associated with the PASS Box. If we are unable to achieve profitable, commercial production of the transport container system for any reason, then we will be unable to recover the financial resources already invested in this project and our future results of operations and financial condition may be materially adversely impacted.

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

As of December 31, 2014, we had 496,141,815 shares of common stock issued and outstanding. As of December 31, 2014, 267,290,457 of those outstanding shares of our common stock are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTCQB has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

The trading price of our common stock has been, and is expected to continue to be, volatile. In addition to volatility associated with OTC Markets securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

As a result of volatility, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

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

ITEM 2. PROPERTIES

New Orleans Processing Plant and Bulk Terminal

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. The master plan design work has now been completed. The existing facility includes a cement drying plant and four ball mills designed to crush slag for cement production. We plan to convert the ball mills to crush barite and to convert the drying plant for use on hydrosize/wet frac sand. We have agreed to purchase the existing improvements on the property for $750,000, contingent on our securing the necessary funding. A budget for the reconstruction of the terminal and plant has not yet been completed; we anticipate the necessary conversion and improvements will require an investment of $10-14 million, not including the cost of leasing equipment and operating the facility. There is no guarantee that we will be able to raise sufficient capital to execute our plan to reconstruct the plant. The plant will be designed to accommodate containers that meet ISO standards, including our double stack interlock single transport container system designed for intermodal transport. We are continuing to fine-tune the design of our transport container system, with the intention of beginning commercial production when we have secured sufficient funding. The location of the facility allows for materials to be delivered and distributed by rail, barge or truck.

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

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, we paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, on February 9, 2012, we issued the Kwiatkowskis 512,821 shares as payment for the $20,000 due under the terms of the Option; (iii) at the end of year two, on February 9, 2013, we paid a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, we shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid (Note: we have received an extension for the payment due February 9, 2015); (v) we shall further make payment to Kwiatkowski of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by us as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) we shall commit to expenditures of $200,000 on the Prospects.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $54,637 as of December 31, 2014, which brings the liability balance to $176,835.

Office Locations

We currently do not own any real property. Our principal executive office is located at 10120 S. Eastern Avenue, Suite 200, Henderson, Nevada 89052. Our subsidiary, DDCC Marketing Group, LLC, leases an office at 7904 N. Sam Houston Pkwy West, Suite 325, Houston, Texas 77064.

ITEM 3. LEGAL PROCEEDINGS

On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. (“Falco”) naming us as a defendant (the “Complaint”). In the Complaint, Falco alleges that we owe $690,588 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,588 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have amended our counterclaim to name additional parties, in addition to the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. The Company cannot predict the outcome of the Falco litigation at this time.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC (“Synergy”) in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief relating to alleged trade secrets and rights to patent protection on Double Crown’s commodity transport container system. Synergy asserted counterclaims including misappropriation of trade secrets, breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On October 6, 2014, following full-day mediation before former judge Alvin L. Zimmerman, Double Crown and Synergy representatives reached an agreement in principle regarding settlement of the litigation. To avoid the cost and uncertainty of litigation, Double Crown, without admitting any liability, agreed to pay Synergy a total of $630,000 within one year, plus three million shares of stock. In return, Synergy agreed to dismiss its remaining claims against, and indemnify, Double Crown regarding any third party claims arising from the Synergy’s claims. Under the agreement outlined in the final settlement documents and approval by the Court, both parties will be free to pursue their respective commodity transport container systems.

On July 24, 2014, Glenn Soler (“Soler”), a former director of our Company, initiated a lawsuit against Double Crown and certain officers/directors of the company asserting claims of breach of contract, fraud-common law, negligent misrepresentation, fraud in stock transaction, conspiracy, and promissory estoppel seeking money damages, common stock, attorneys’ fees and exemplary damages. Glenn Soler vs. Double Crown Resources; Cause No. 2014-42563, pending in Harris County, Texas. As of December 31, 2014, Double Crown was the only Defendant served. Double Crown answered the suit, denying all of Soler’s claims and seeking proof of same and specifically denying Soler’s claim for shares. Double Crown asserted multiple affirmative defenses including: estoppel, failure to mitigate, conditions precedent, lack of consideration, failure of consideration, unclean hands, impossibility, illegality, duress, business compulsion, prior material breach and fraud. Double Crown also asserted counterclaims including: breach of fiduciary duty, breach of contract seeking damages in excess of $100,000.00 and attorney’s fees. Recently, the Court denied Soler’s Motion for Summary Judgment, in which he asked the Court to determine as a matter of law that he was entitled to prevail on his claims. It is too early in the case to determine Double Crown’s exposure as there has been no discovery matter. We believe that Soler’s claims are defensible, and we have discussed scheduling a mediation with Soler to address all pending claims and counterclaims.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Shares of our common stock commenced trading October 2008 on the OTCQB and currently trades under the symbol “DDCC:OB”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2014	$0.027	$0.022
September 30, 2014	0.019	0.016
June 30, 2014	0.015	0.015
March 31, 2014	0.016	0.015
December 31, 2013	$0.045	$0.012
September 30, 2013	0.024	0.015
June 30, 2013	0.066	0.015
March 31, 2013	0.043	0.003

All amounts have been adjusted for stock splits.

As of April 6, 2015, we had 322 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Equity Compensation Plan Information

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2014 that were not registered under the Securities Act and not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the fourth quarter of 2014 10,900,000 shares were issued. 2,800,000 were issued for cash of $28,000, 3,000,000 issued for services valued at $39,000 and 5,100,000 shares were issued for subscription agreements rendered previously. Also during the fourth quarter, we received $46,900 of cash for shares to be issued.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was a private offering was issued in reliance of Regulation D promulgated under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through directorship, business or other relationships, to information about us. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. It should be read in conjunction with our audited financial statements and the accompanying notes also included in the annual report on form 10-K. The following discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of, and for the year ended December 31, 2014, as well as our future results.

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

In early 2015, the oilfield services industry has experienced a cutback of capital budgets allocated for drilling in response to the current lower oil prices in the global markets. As a result, the customers of many oilfield service companies, including our own, have reduced or modified their drilling projects. Our potential customers have continued to request sales quotations for industrial quantities of drilling materials for oilfield projects, and we hope to complete a sales contract for such commodities in the near term.

We will require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

During the year ended December 31, 2014, we generated working capital to fund operations through the sale of our common stock. In 2015, we anticipate that revenue from our oilfield services operations will support our operating expenses, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. The issuance of such securities could have a dilutive effect on our shareholders.

At December 31, 2014, we had no material commitments for capital expenditures.

A summary of our cash flows during the fiscal years ended December 31, 2014 and 2013 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the year ended December 31, 2014 decreased to $733,781 from $1,002,570 used during the year-ended December 31, 2013. The decrease is a result of the decrease in expenses in the marketing office in Houston, Texas, as we wait for our oilfield services operations to generate revenue.

Investing Activities

Cash used for investing activities during the year ended December 31, 2014 was $11,860, as compared to $39,902 for the year ended December 31, 2013. We used the capital to acquire computers, furniture, fixtures for our Houston, Texas office.

Financing Activities

Total net cash provided by financing activities was $722,900 for the year ended December 31, 2014, which consisted of private placement offerings generating $722,900 in proceeds from the issuance of our common stock. Total net cash provided by financing activities was $1,082,350 for the year ended December 31, 2013, which consisted of private placement offerings generating $1,082,350 in proceeds from the issuance of our common stock.

At December 31, 2014, we had cash totaling $20,410, as compared to $43,151 at December 31, 2013. Our current cash position will not sustain our operations. We anticipate that cash expected to be generated from operations will sustain our operations through December 31, 2015. If we are unable to generate sufficient operating revenue, we will need to raise additional capital through equity or debt offerings. The current prices for oil and gas, and the resulting cutbacks in capital budgets by the oil and gas exploration and production companies may adversely impact our short term ability to raise capital or generate revenue through the sale of commodities to the oil and gas industry in 2015.

2014 Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Difference 2014 versus 2013
Revenue	$-0-	$-0-	$-0-

Operating Expenses:
Research and Development	287,221	-0-	287,221
Professional Fees	1,230,982	3,292,784	(2,061,802)
General and administrative	525,331	645,969	(120,638)
General – related party	206,776	114,175	92,601
Operating Loss	(2,241,143)	(4,052,928)	(1,811,785)

Other Income (Expense):
Interest expense	(17,029)	(15,030)	1,999
Interest expense – related party	(94,222)	(94,222)	-0-
Gain on debt cancellation	-0-	48,000	-0-
Financing cost – related party	-0-	-0-	-0-
Net Loss	(2,352,394)	(4,114,180)	(1,761,786)

Net Loss

Our net loss for fiscal year ended December 31, 2014 was $2,352,394 compared to a net loss of $4,114,180 during fiscal year ended December 31, 2013. The decrease of $1,761,786 in net loss is primarily a result of the cutback in expenses at our Houston, TX marketing office while we wait for our oilfield services operations to generate revenue.

Operating Revenues

We generated no revenue during the years ended December 31, 2014 and 2013.

Operating Expenses

During fiscal year ended December 31, 2014, we incurred operating expenses of approximately $2,250,310 compared to $4,052,928 incurred during fiscal year ended December 31, 2013 (a decrease of $1,811,785). This reduction came despite the $287,221 spent in research and development on the TransLock2 during the year ended December 31, 2014 (compared to $0 spent on research and development for the year ended December 31, 2013). The decrease in operating expenses from 2013 to 2014 was primarily due to the decrease in our professional fees (by $2,061,802) and our general and administrative expenses (by $213,239) related to the decreased activity, including terminating our employees at the marketing office in Houston, Texas, as we wait for our oilfield services operations to generate revenue. We also incurred decreased compliance costs and legal fees associated with litigation matters (see Part I. Item 3. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during fiscal year ended December 31, 2014 totaled $111,251, compared to other expenses of $61,252 for the year ended December 31, 2013. The increase was due to expenses incurred in our Houston, TX office.

Going Concern Consideration

The independent auditors’ report accompanying our December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation.

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

In Management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE EXPOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS AT DECEMBER 31, 2014 AND DECEMBER 31, 2013	F-2

STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2014	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2014	F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 AND FOR THE PERIOD FROM INCEPTION (MARCH 23, 2006) TO DECEMBER 31, 2014	F-7

NOTES TO FINANCIAL STATEMENTS.	F-8

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Double Crown Resources, Inc.

I have audited the accompanying balance sheets of Double Crown Resources, Inc. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Crown Resources, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years period ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 17, 2015

DOUBLE CROWN RESOURCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets:
Current assets
Cash	$20,410	$43,151
Total current assets	20,410	43,151
Fixed Assets-Net	35,247	37,539
Total Assets	$55,657	$80,690

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$908,699	$124,148
Note Payable -Related Party (Note 6)	276,896	261,144
Debt Related Party (Note 9)	563,206	563,206
Accrued Interest - Related Party (Notes 9)	272,546	189,075
Notes Payable Auto (Note 10)	7,150	3,830
Mineral prospect obligation (Note 5)	50,000	-
Deferred Revenue (Note 7)	11,000	-
Total current liabilities	2,089,497	1,141,403

Deposit Payable	50,000
Note Payable-Auto (Note 10)	8,011	7,341
Mineral prospect obligation (Note 5)	126,835	163,991
Deferred Revenue (Note 7)	162,413	-
Total Long Term Liabilities	347,259	171,332

Total liabilities	2,436,756	1,312,735

STOCKHOLDERS’ DEFICIT
Common stock; 500,000,000 shares authorized at $0.001 par value; 496,141,815 and 438,615,065 shares issued and outstanding, respectively	496,142	438,615
Stock subscription payable	96,900	6,000
Stock subscription receivable	-	-
Additional paid-in capital	6,953,870	5,898,957
Retained Deficit	(9,928,011)	(7,575,617)
Total Stockholders’ Deficit	(2,381,099)	(1,232,045)

Total Liabilities and Stockholders’ Deficit	$55,657	$80,690

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2014	2013
Revenues	$9,167	$-
Cost of Services	-	-

Gross Margin	-	-

Operating Expenses:

Research and Development	287,221	-
Professional fees	1,230,982	3,292,784
Office - general expenses	525,331	645,969
General expenses - related party	206,776	114,175
Total Operating Expenses	2,250,310	4,052,928

Operating Loss	(2,241,143)	(4,052,928)

Other (Income) Expenses
Interest Expense	17,029	15,030
Interest Expense - related party	94,222	94,222
Gain on Debt Cancellation		(48,000)

Total Other Expenses	111,251	61,252

Net Loss Before Income Taxes	(2,352,394)	(4,114,180)

Income Tax	-	-

Net Loss	$(2,352,394)	$(4,114,180)

Loss per Share, Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	478,399,787	309,616,130

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to December 31, 2014

							Accumulated
							Deficit
			Additional	Subscriptions		Common	During	Total
	Common Stock		Paid-in	Payable		Stock	Exploration	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance December 31, 2012	180,301,125	$180,301	$2,026,771	-	$-	$-	$(3,461,437)	$(1,254,365)

Shares issued for cash on 1/29/2013	399,990	400	2,600					3,000

Shares issued for cash on 2/4/2013	666,650	667	4,333					5,000

Shares issued for services on 2/7/2013	3,000,000	3,000	27,000					30,000

Shares issued for debt	2,727,300	2,727	27,273					30,000

Shares issuable for cash on 3/1/2013				5,000,000	25,000			25,000

Shares issuable for cash on 3/4/2013				400,000	2,000			2,000

Shares issuable for cash on 3/6/2013				200,000	1,000			1,000

Shares issuable for cash on 3/21/2013				4,000,000	20,000			20,000

Shares issuable for cash on 3/25/2013				600,000	3,000			3,000

Shares issued for cash on 3/26/2013	18,560,000	18,560	74,240					92,800

Shares issued for cash on 3/28/2013	6,710,000	6,710	26,840					33,550

Shares issed for cash on 4/15/2013	7,200,000	7,200	28,800					36,000

Shares issued for debt on 4/15/2013	1,700,000	1,700	(850)					850

Shares issued for services on 4/15/2013	11,000,000	11,000	429,000					440,000

Shares issued for subscription 4/15/2013	10,000,000	10,000	40,000	10,000,000	(50,000)			-

Shares ussued for services on 5/8/2013	50,350,000	50,350	1,460,150					1,510,500

Shares issued for cash on 5/8/2013	19,500,000	19,500	140,500					160,000

Shares issued for cash on 6/18/2013	2,500,000	2,500	22,500					25,000

DOUBLE CROWN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to December 31, 2014

	Common Stock		Additional Paid-in	Subscriptions Payable		Common Stock	Accumulated Deficit During Exploration	Total Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Shares issued for cash on 7/19	5,000,000	5,000	45,000					50,000

Shares issued for services on 8/30/13	62,400,000	62,400	1,279,200					1,341,600

Shares issued for cash on 8/30/13	13,400,000	13,400	120,600					134,000

Cash Received for Shares to be issued					100,000			100,000

Shares issued for cash on 10/3	10,000,000	10,000	90,000		(100,000)			-

Shares issued for services @.0151 on 10/3	7,000,000	7,000	98,700					105,700

Shares cancelled for services 10/24	(14,000,000)	(14,000)	(406,000)					(420,000)

Shares issued for cash on 11/26	19,200,000	19,200	167,800					187,000

Shares issued for cash on 12/27	20,000,000	20,000	180,000					200,000

Shares issued for services 12/27	1,000,000	1,000	14,500					15,500

Cash received on 12/30/2013					5,000			5,000

Net loss for the year							(4,114,180)	(4,114,180)

Balance December 31, 2013	438,615,065	438,615	5,898,957	-	6,000	-	(7,575,617)	(1,232,045)

Shares issued for cash on 1/27/2014	11,500,000	11,500	108,500		(5,000)			115,000

Shares issued for services @.012 on 2/27/2014	2,000,000	2,000	22,000					24,000

Shares issued for services @.027 on 3/17/2014	1,000,000	1,000	26,000					27,000

Shares issued for cash on 3/25/2014	20,140,000	20,140	145,260					165,400

Shares issued for services @.029 on 3/25/2014	6,460,000	6,460	180,880					187,340

Cash Received for Subscription
Payable on 03/25/2014					50,000			50,000

Shares issued for services @.0259 on 3/28/2014	5,000,000	5,000	124,500					129,500

Shares issued for cash on 3/28/2014	2,260,000	2,260	16,340					18,600

DOUBLE CROWN RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to December 31, 2014

	Common Stock		Additional Paid-in	Subscriptions Payable		Common Stock	Accumulated Deficit During Exploration	Total Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Shares issued for cash on 5/7/2014	3,500,000	3,500	31,500					35,000

Shares issued for cash on 5/19/2014	1,200,000	1,200	10,800					12,000

Cash on advance of subscriptions					99,000			99,000

Shares cancelled for services	(35,000,000)	(35,000)	35,000

Shares issued for cash previously received	9,900,000	9,900	89,100		(99,000)

Stock issued for services on 8/11/14	2,000,000	2,000	33,600					35,600

Stock issued for cash on 8/11/14	10,000,000	10,000	65,000	-				75,000

Stock not yet earned						(43,166)		(43,166)

Stock issued for cash on 8/11/14	4,166,750	4,167	20,833					25,000

Stock issued for services on 9/15/14	2,500,000	2,500	38,500					41,000

Cash received for stock to be issued					50,000			50,000

Net loss for the period							(2,075,418)	(2,075,418)

Shares earned						43,166		43,166

Shares issued for subscription
agreement on 11/12	5,000,000	5,000	45,000		(50,000)

Shares issued for cash on 11/12/14	2,800,000	2,800	25,200					28,000

Shares issued for Subscriptions on 11/22	100,000	100	900		(1,000)

Shares issued for services on 11/22	3,000,000	3,000	36,000					39,000

Cash received for subscriptions					46,900			46,900

Net loss for the year							(2,352,394)	(2,352,394)

Balance December 31, 2014	496,141,815	496,142	6,953,870	-	96,900	-	(9,928,011)	(2,381,099)

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	Twelve months ended
	December 31,	December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,352,394)	$(4,114,180)
Adjustments to reconcile net loss from operations:
Shares issued for services	483,440	3,023,300
Forgiveness of Debt/Impairment of Property rights		(48,000)
Depreciation	14,152	2,364

Change in Operating Assets and Liabilities:

Increase in Deferred Revenue	173,413	-
Increase (decrease) in accounts payable	784,551	3,000
Increase in accrued interest	14,845	14,904
Increase in accrued interest to a related party	94,222	94,223
Increase (decrease) in deposit payable	50,000	-
Increase (decrease) in debt	3,990	21,819
Net cash used in Operating Activities	(733,781)	(1,002,570)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	(11,860)	(39,902)
Net Cash used in Investing Activities	(11,860)	(39,902)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from loans	5,000	-
Repayment of loans	(2,000)	-
Proceeds from issuance of common stock and subscriptions	719,900	1,082,350

Net Cash provided by Financing Activities	722,900	1,082,350

Net Increase (Decrease) in Cash	(22,741)	39,878
Cash at Beginning of Period	43,151	3,273
Cash at End of Period	$20,410	$43,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,588	$126
Cash paid for franchise and income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for conversion of debt	$-	$30,850

The accompanying notes are an integral part of these financial statements.

DOUBLE CROWN RESOURCES, INC.

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. (“Double Crown Resources” or the “Company”) was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles include the accounts of the Company and its wholly owned subsidiary DDCC Marketing Group, LLC. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of December 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through December 31, 2014 of $9,928,011.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(B) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Double Crown Resources, Inc. and its wholly owned subsidiary, DDCC Marketing, LLC. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31 2014 and 2013, the Company had no cash equivalents.

(E) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at December 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

December 31, 2014

Weighted Average Shares	478,399,787
Total	478,399,787

(F) Operating Leases

The Company leases office space in Houston Texas expiring in March of 2015 for $8,000 per month The Company also leases space in Henderson Nevada on a month to month lease of $125 per month. Rent expense for 2014 was $97,500.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities.

•

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company’s financial instruments approximates their fair value as of November 30, 2014 and May 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 8).

(J) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

(K) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(L) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(M) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(N) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

(O) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 - PROPERTY AND EQUIPMENT

	December 31, 2014	December 31, 2013	Estimated Useful Life

Auto’s	25,851	13,991	3 years
Computers and Furniture and Fixtures	25,912	25,912	3-5 years

Total	51,763	39,903
Less: Accumulated Depreciation	(16,516)	(2,364)
Property and Equipment, Net	$35,247	$37,539

Depreciation expense was $14,152 for 2014 and $2,364 for 2013.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $54,637 as of December 31, 2014 which brings the liability balance to $176,835. This balance is comprised of $50,000 in past due amounts and $126,835 due long term.

NOTE 6 - RELATED PARTY TRANSACTIONS

Note Payable Related Party

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

Interest expense of $10,762 has been recorded in 2014 ($27,166 prior), for a total debt of $127,514. The Company is disputing this liability.

In addition the Company received four loans equaling $17,000. The loans are due on demand without interest from a related party.

Lastly the company is obligated on a disputed liability “Falco” referred to in more detail in note 9 for $132,382.

The total of the above liabilities as shown in the Balance Sheet is $276,896.

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

Director Compensation

For the year ended December 31 the Company has paid $139,971 in salaries to directors or officers for services rendered.

The Company also paid $66,805 to entities controlled by its officers or directors.

NOTE 7 - UNEARNED REVENUE AND DEPOSIT PAYABLE

The Company is recognizing revenue pursuant to an agreement over 120 months. The Company received $110,000 and earns this revenue monthly at $916.67. During the year $9,167 was earned with the Company recording a long and short term liability totaling $100,833.

The Company also received $72,580 as a deposit which will be earned when the Company achieves certain mining goals.

The total amount of both of the above recognized on the balance sheet is $11,000 current and $162,413 long term.

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

In the second quarter 2014 the Company issued 4,700,000 shares for cash of $47,000 as well as receiving $99,000 in cash for shares to be issued.

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

During the fourth quarter of 2014 10,900,000 shares were issued. 2,800,000 were issued for cash of $28,000, 3,000,000 issued for services valued at $39,000 and 5,100,000 shares issued for subscription agreements rendered previously. Also during the period the Company received $46,900 of cash for shares to be issued.

Stock Warrants

The following is a summary of warrants balance as of December 31, 2014

	Number of Shares	Weighted Average Exercise Price	Expiration Date
Balance, December 31, 2011	1,966,666	0.04	June 30, 2012

Warrants granted and assumed	10,000,000	0.005	January 9, 2012
Warrants expired	(8,000,000)	0.005	January 31, 2012
Warrants canceled	(1,966,666)	0.005	June 30, 2012
Warrants exercised	(2,000,000)	0.005	Exercised by the expiration date of January 31, 2012

Balance, December 31, 2014	-

NOTE 9 - DEBT RELATED PARTY/ ACCRUED INTEREST RELATED PARTY

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $968,134 due to Falco Investments, Inc. of which $132,382 has been reported as note payable(See note 6) $563,206 as a Disputed Liability Related Party and $272,546 as accrued interest to December 31, 2014. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in November of 2011.

While the amount is deemed frivolous the Company has included this debt on the balance sheet till an eventual resolution is completed.

NOTE 10 - NOTE PAYABLE-AUTO

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At December 31, 2014 the net owed was $7,341 of which $3,830 was current and $3,511 was due after 12 months.

In March 2014 the Company purchased a second auto for $11,881. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at December 31, 2014 equaled $7,820 of which $3,320 is current and $4,500 is long term.

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$578,136	$337,553
Payroll Accrual	-	-
Less valuation allowance	(578,136)	(337,553)

Deferred tax assets, net of valuation allowance	$-	$-

NOTE 11 - INCOME TAX (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(2,352,394)	$(4,114,180)
Meals and Entertainment	4,000	2,000
Stock for Services	483,440	3,023,300
Accrued Payroll	-	-
Valuation allowance	1,864,954	1,088,880
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $2,953,834 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, to allow for timely decisions regarding required disclosure.

As of December 31, 2014, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, our internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our Company was not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit the us to provide only the management’s report in this annual report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth the names and ages of our current directors and executive officers and the positions held by each such person.

Name	Age	Position

Jerold S. Drew	56	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors (effective October 2, 2013) (Note: Mr. Drew resigned as President on October 2, 2013)

Allen E. Lopez	50	President, Director

Allan P. Jones	48	Director

Joseph L. Menton	36	Director

Tricia Oakley	55	Secretary, Treasurer, Director

Set forth below is certain biographical information regarding our directors and executive officers.

Jerold S. Drew. Mr. Drew was appointed as a member of our Board of Directors in 2011, and as President, Chief Executive Officer and Acting Chief Financial Officer in 2012. In 2013, Mr. Drew resigned as President and was appointed Chairman of the Board of Directors. For over 30 years, Jerry Drew has been a successful leader in business development and marketing positions ranging from involvement with large-cap public and private companies to joint marketing relationships and successful entrepreneurial business endeavours of his own.

Mr. Drew’s marketing experience started in the early 1980s where he was employed on a high-end architectural management level with J.D. Barton Company working in association with Benjamin Thomas Lighting fixtures of Atlanta. In this capacity he was responsible for planning, managing and overseeing the large scale distribution of lighting fixtures to major electrical wholesalers in the Sacramento Valley and throughout northern California. Later, Mr. Drew was called upon by Mendocino Mineral Water of California to work directly with a former top executive of The Coca-Cola Company, on remodeling Mendocino’s bottling plant with the objective of sharpening the plant’s competitive edge on higher marketing levels. Mr. Drew is further credited with developing and implementing a very successful product marketing plan for Mendocino Mineral Water. Most recently, before joining the Double Crown Resources management team, he started Jerold S. Drew Interior Design & Residential Planning which remains in profitable business operation today. This business serves the full, high-end architectural development needs for a wide range of upper income customers. Jerry Drew earned his higher education degree from California State University, Sacramento, in Business Management.

Allen Lopez. Mr. Lopez was appointed as a member of our Board of Directors in 2012 and was appointed President in 2013. During the past 30 years, Allen E. Lopez has been working as a Master Planning Developer in the commercial real estate field and the oil & gas industry. As Director of Oilfield Services with M. Nasr Partners P.C. of Houston, Texas he was responsible for mixed use planned development projects for over ten years. This experience of bringing multiple moving assets together for a common purpose has made Mr. Lopez an ideal choice to handle the oilfield service projects of Double Crown Resources as many of the same skill sets apply. M. Nasr Partners is a recognized leader in the supply of vital materials for a wide range of industrial, energy resource and construction companies.

Mr. Lopez was also the former President of Canaan Consulting Inc. of Houston, Texas where he had over 20 years of experience including work for national home builders as well as international development companies. His professional background includes sales, marketing, construction, management and development of subdivisions, town homes, custom homes and high rise buildings. One of the major projects Mr. Lopez worked on was Houston’s Heron Lakes Office Park where DDCC Marketing Group’s new offices are now located.

Prior to his involvement with Canaan Properties, Allen E. Lopez worked with well-known developers/builders including; George Whimpey Development, MHI Plantations Homes (MHI), Ryland Homes, Morrison Homes and others. Specifically, he achieved the following notable results: • Developed and sold over $200 million in real estate transactions • Designed the award-winning brochure which received Builder Brochure of the Year Finalist “Best of the West” at the 1998 GHBA Prism Awards. • Directly influenced the design, floor plans and market analysis of the 18 story Museum Tower Loft Apartments project on Montrose.

Mr. Lopez attributes much of the success in his business career to starting out in his early 20’s as a licensed Private Investigator. This experience provided him with significant research abilities, interpersonal skills and insights. In this capacity he worked insurance fraud cases for many of Houston’s law firms including Fulbright and Jaworski.

Tricia Oakley. Ms. Oakley was appointed as our Secretary in 2011, as our Treasurer in 2012, and as a member of our Board of Directors in July 2014.Tricia Oakley has over 30 years of professional history as a legal secretary with significant experience over a wide range of corporate and individual legal subject matters.

From 1979 to 1988, Mrs. Oakley worked in both private and state employment, focusing primarily on corporate and family law, as well as workers’ compensation. From 1989 through 1996 Mrs. Oakley held key support positions at two different law firms directly assisting the attorneys and paralegal staff in matters of environmental law, estate planning, probate, civil law and family law. During this time she also gained very valuable knowledge and experience in the trademark arena.

Afterwards, Mrs. Oakley started providing contract secretarial and administrative services to individual clients including a number of very successful law practices in California.

Allan P. Jones. Mr. Jones was appointed as a member of our Board of Directors in August 2014. Mr. Jones has over 15 years of experience with large scale industrial construction and petroleum industry support projects. He served as Vice President of Sales and Marketing for Oilfield Services at M. Nasr Partners, a successful building design, construction and industrial services company based in Houston, TX. In this position Mr. Jones initiated and maintained relationships with company representatives from the oil & gas industry. His responsibilities included negotiating contracts, business strategy development, new business procurement, project operations as well as direct client interaction and support. His projects included the sale and delivery of vital oilfield mineral and related commodities including fracturing sand and guar products to petroleum exploration and drilling companies throughout the US. Through his professional experience he has gained considerable working knowledge of the key requirements for structuring a successful sales and logistical supply plan suited to the specific needs of modern oilfield drilling operations. In addition to his position with Double Crown Resources, Mr. Jones currently holds the position of Sales Representative and Facilities Manager for Claymex Brick, a Mexican company based in Houston, TX.

Prior to working on the oilfield services projects at M. Nasr Partners, Allan P. Jones was President/partial owner Huntington Custom Homes, a subsidiary of Hometown Concepts, Inc. of Houston, TX, a successful real estate development company with a multi-million dollar operating budget. Under Mr. Jones’ leadership, company revenues increased an average of 10% per year with a corresponding increase in annual profit margins averaging 22%. Before this Mr. Jones held high level sales, marketing and management positions with Hampton Homes of Houston, TX where he also significantly increased annual revenues and profits. He has been presented with numerous professional awards. Mr. Jones attended Rio Salado College of Tempe, AZ and North Harris Community College of Houston, TX.

Joseph L. Menton. Mr. Menton was appointed as a member of our Board of Directors in August 2014. Mr. Menton brings over 10 years of experience working at a range of positions in the construction and technology industries reaching upper management levels. In addition to his position with Double Crown Resources, Mr. Menton currently serves as Vice President of Menton Builders, Inc. He was also a primary project manager for general, public use buildings including a library and a hospital. His specific areas of expertise include corporate management, business development, marketing, web design, drafting/design work as well as preparation of contracts budgets and project timelines. He is especially accomplished in building lasting and successful client relationships.

Joseph L. Menton attended San Diego State University. During his academic studies, Mr. Menton began working in regional sales, covering the Pacific Northwest for Systems Machines Automation Components or SMAC, a miniature robotics company based in Carlsbad, CA which serves the manufacturing industry worldwide. Mr. Menton worked in the binary programming department programming advanced pneumatics for setting up a wide variety of micro-measuring devices. These devices are used in automated assembly lines for a range of industries from automotive to communications to medical applications. Mr. Menton became the liaison between SMAC and several Northern California business customers focusing on customer service, sales and technical support in addition to his binary programming duties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the copies of such forms provided to us, we believe that, during the most recent fiscal year ended December 31, 2014, all persons subject to filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, timely filed the required forms with the SEC.

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

Code of Ethics

Our board of directors adopted our code of ethics that applies to our Chief Executive Officer and our senior financial officer. Our code of ethics is available on our website at www.doublecrownresources.com and is also available to stockholders in print upon request. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on the Company’s website within four business days following the date of such amendment or waiver.

Our code of ethics applicable to our Chief Executive Officers and our senior financial officers is designed to deter wrongdoing and to promote:

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

Director Independence

Because our common stock is not listed on a national securities exchange, we have used the definition of “independence” of the Nasdaq Stock Market to determine whether our directors are independent. Under the Nasdaq definition of independence, no member of the board is considered independent unless the Board of Directors affirmatively determines that the member has no material relationship with the Company or any of its subsidiaries (either directly, or as a partner, shareholder or officer of any entity that has a relationship with the Company or any of its subsidiaries). The Board has reviewed the relationships between each of the directors and the Company and has determined that none of the directors is an independent director.

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

The following table and footnotes set forth information concerning compensation earned for services rendered to the Company by the executive officers of the Company during the years ended December 31, 2014 and 2013:

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards		All Other Compensation		Total
Jerold S. Drew,	2014	-	-		$35,500	(1)	$35,500
CEO, Acting CFO	2013	-	-		$18,912	(1)	$18,912

Allen E. Lopez,	2014	-	-		$80,505	(2)	$80,505
President	2013	-	-		$146,100	(2)	$146,100

Tricia Oakley,	2014	-	-		-		-
Secretary, Treasurer	2013	-	$215,000	(3)	-		$215,000

________________

(1)

Mr. Drew received $35,500 (2014) and $18,912 (2013) in advances against expenses from the Company for which supporting receipts were not provided; thus, according to our policy, this amount was classified as compensation.

(2)

Mr. Lopez received $80,505 (2014) and $146,100 (2013) in advances against expenses from the Company for which supporting receipts were not provided; thus, according to our policy, this amount was classified as compensation.

(3)

The Company granted Ms. Oakley 10,000,000 restricted shares on August 30, 2013. The closing bid price for the shares on that day was $0.0215 per share. During the first quarter of 2015, Ms. Oakley returned to the Company her 2013, as well as her 2011, stock awards.

Outstanding Equity Awards at 2014 Fiscal Year End

We had no equity compensation plans outstanding as of December 31, 2014.

Change of Control Agreements

We are unaware of any contract, or other arrangement or provision, the operation of which may, at a subsequent date, result in a change of control of our company. We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Compensation of Directors

Our directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 6, 2015 by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 6, 2015, there are 487,581,815 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Class

Directors and Officers:

Jerry Drew	5,000,000		1.0%

Allen Lopez	5,000,000		1.0%

Tricia Oakley	3,017,428	(2)	.6	%*

Joseph L. Menton	300,000		.06	%*

Allan P. Jones	3,057,606		.6	%*

All executive officers and directors as a group (5 persons)	16,375,034		3.26%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of April 6, 2015. The address of each stockholder is 10120 S. Eastern Avenue, Suite 200, Henderson, Nevada 89052.

(2)	Ms. Oakley holds these shares jointly with her spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which have materially affected or will materially affect us during the fiscal years ended December 31, 2014 and 2013.

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

The following table shows the fees that were billed for the audit and other services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$30,000	$25,000
Audit-Related Fees	-	-
Tax Fees	2,500	2,500
All Other Fees	-	-
Total	$32,500	$27,500

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

2.1

Asset Purchase Agreement dated April 13, 2006 between James Laird and Denarii Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form SB-1 filed with the Commission on June 16, 2006).

3(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-1 filed with the Commission on June 16, 2006).

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-1 filed with the Commission on June 16, 2006).

10.1

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.2

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.3

Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.4

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.5

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.6

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2011).

10.7

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 12, 2010).

10.9

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on November 12, 2010).

34

10.10

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on November 12, 2010).

10.11

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on November 12, 2010).

10.12

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on November 12, 2010).

10.13

Settlement, Release, and Termination Agreement dated November 3, 2014 by and between the Company, DDCC Marketing Group, LLC and Synergy Natural Resources, LLC (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Commission on November 21, 2014).

10.14

Promissory Note dated November 3, 2014 by the Company in favor of Synergy Natural Resources (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed with the Commission on November 21, 2014).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE CROWN RESOURCES, INC.

Date: April 10, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerold S. Drew	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	April 10, 2015
Jerold S. Drew

/s/ Allen E. Lopez	President and Director	April 10, 2015
Allen E. Lopez

/s/ Allan P. Jones	Director	April 10, 2015
Allan P. Jones

/s/ Joseph L. Menton	Director	April 10, 2015
Joseph L. Menton

/s/ Tricia Oakley	Secretary, Treasurer and Director	April 10, 2015
Tricia Oakley

