Form 10-Q
period 2015-03-31
DOUBLE CROWN RESOURCES INC.
filed 2015-05-21
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

707-961-6016

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 11, 2015:
Common Stock, $0.001	487,581,815

DOUBLE CROWN RESOURCES, INC.

Form 10-Q

For the Quarterly Period ended March 31, 2015

2

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets:	(unaudited)	(audited)
Current assets
Cash	$69,507	$20,410
Total current assets	69,507	20,410

Fixed Assets-Net	31,118	35,247

Total Assets	$100,625	$55,657

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$1,053,406	$908,699
Note Payable (Note 6)	147,202	144,514
Disputed Debt (Note 9)	695,588	695,588
Accrued Interest - (Notes 9)	293,413	272,546
Notes Payable-Term and Auto	157,150	7,150
Mineral prospect obligation (Note 5)	75,000	50,000
Deferred Revenue (Note 7)	11,000	11,000
Total current liabilities	2,432,759	2,089,497

Deposit Payable	50,000	50,000
Note Payable-Auto (Note 10)	6,223	8,011
Mineral prospect obligation (Note 5)	105,501	126,835
Deferred Revenue (Note 7)	159,663	162,413
Total Long Term Liabilities	321,387	347,259

Total liabilities	2,754,146	2,436,756

Stockholders’ Deficit

Common stock; 500,000,000 shares authorized at $0.001 par
value; 487,581,815 (unaudited) and 496,141,815 shares issued and
outstanding, respectively	487,582	496,142
Stock subscription payable	66,250	96,900
Additional paid-in capital	7,006,830	6,953,870
Retained Deficit	(10,214,183)	(9,928,011)
Total Stockholders' Deficit	(2,653,521)	(2,381,099)

Total Liabilities and Stockholders' Deficit	$100,625	$55,657

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

4

DOUBLE CROWN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$2,750	$-
Cost of Services	-	-
Gross Margin	-	-

Operating Expenses:

Research and development	61,251	-
Professional fees	98,381	137,681
Office - general expenses	74,253	280,821
General expenses - related party	26,627	5,000
Total Operating Expenses	260,512	423,502

Operating Loss	(257,762)	(423,502)

Other (Income) Expenses
Interest Expense	4,854	4,104
Interest Expense - related party	23,556	23,556
Total Other Expenses	28,410	27,660

Net Loss Before Income Taxes	(286,172)	(451,162)

Income Tax	-	-

Net Loss	$(286,172)	$(451,162)

Loss per Share, Basic & Diluted	$(0.00)*	$(0.00)*

Weighted Average Shares Outstanding, Basic & Diluted	488,370,482	450,460,621

‘* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

5

DOUBLE CROWN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(286,172)	$(451,162)
Adjustments to reconcile net loss to net cash used in operations:
Shares issued for services	-	29,420
Depreciation	4,129	3,141
Change in Operating Assets and Liabilities:
Decrease in deferred revenue	(2,750)	-
Increase (decrease) in accounts payable	144,707	27,640
Increase in accrued interest	3,666	3,726
Increase in accrued interest to a related party	23,555	23,556
Increase (decrease) in interest	-	8,558
Net cash (used in) Operating Activities	(112,865)	(355,121)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	(11,860)
Net Cash (used in) Investing Activities	-	(11,860)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from loans	150,000	-
Repayment of loans	(1,788)	-
Proceeds from issuance of common stock and subscriptions	13,750	349,000
Net Cash provided by Financing Activities	161,962	349,000

Net Increase (Decrease) in Cash	49,097	(17,981)

Cash at Beginning of Period	20,410	43,151

Cash at End of Period	$69,507	$25,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,588	$377
Cash paid for franchise and income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for conversion of debt	$-	$30,850

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC

Notes to Condensed Consolidated Unaudited Financial Statements

For the Three Month Periods Ended March 31, 2015 and 2014

NOTE 1  – ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America and Canada.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sectors. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore and off-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

NOTE 2  – GOING CONCERN

The Company’s financial statements as of March 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and has currently has insufficient funding to implement its business plan. The Company has incurred a cumulative net loss from inception (March 23, 2006) through March 31, 2015 of $10,214,183.

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

NOTE 3  – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The Company has adopted a December 31 year end.

(B) Condensed Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 205 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K filed on April 10, 2015.

(C) Principles of Consolidation

The accompanying March 31, 2015 condensed consolidated unaudited financial statements include the accounts of Double Resources, Inc. and its wholly owned subsidiary, DDCC Marketing, Inc. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

(F) Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $1,000. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3), five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected.

(G) Loss Per Share

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

The computation of basic and diluted loss per share at March 31, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive: There are no dilutive shares and hence below are the weighted average shares at March 31, 2015.

March 31, 2015

Weighted Average Shares	488,370,482
Total	488,370,482

(H Operating Leases

The Company leased office space in Houston Texas which expired in March of 2015 for $8,000 per month The Company also leases space in Henderson Nevada on a month to month lease of $125 per month. The Company also leases a corporate apartment in Houston, Texas on a month to month basis for a base rent of $3,100.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(K) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●

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

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2015 and December 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 8).

(L) Embedded Conversion Features

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

(M) Derivative Financial Instruments

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

(N) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(O Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(P) Stock-Based Compensation - Non Employees

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

●

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

●

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

●

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

●

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

(Q) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014	Estimated Useful Life
Automobiles	25,851	25,851	3 years
Computers, Furniture and Fixtures	25,912	25,912	3-5 years

Total	51,763	51,763
Less: Accumulated Depreciation	(20,645)	(16,516)
Property and Equipment, Net	$31,118	$37,539

Depreciation expense was $4,129 for the three months ended March 31, 2015 and $3,141 for the three months ended March 31, 2014.

NOTE 5 – MINERAL PROSPECT OBLIGATION

Effective on February 9, 2011 the Company entered into an option agreement (“the Option”) between the Company and Richard and Gloria Kwiatkowski (“the Seller”). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario, Canada (the “Prospects”).

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company has paid $5,000 and has issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039/share). (iii) At the end of year two, February 9, 2013, the Company was to pay Kwiatkowskis a further $30,000 either in half cash and half shares or all shares at the option of the Kwiatkowskis; (iv) each anniversary thereafter, the Company owed Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects.  This provision is when the company has secured financing to enable itself to proceed.

The Company in February 2013 paid the $30,000 liability via stock by issuing 2,727,300 shares of stock.

In August of 2014 the Company paid $2,000 toward this obligation.  The parties have agreed to extend this obligation to an unlimited time in the future.

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

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $58,303 as of March 31, 2015 which brings the liability balance to $180,501. This balance is comprised of $75,000 in past due amounts and $105,501 due long term.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note Payable Related Party

In the year ended December 31, 2010, the Company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson (“Jackson”), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, will provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in an $89,596 being recorded as a related party debt.

 Interest expense of $37,928 has been recorded prior to 2015, with $2,688 recorded for the quarter ended March 31, 2015 for a total debt of $130,202. The Company is disputing this liability.

In addition the Company received four loans equaling $17,000. The loans are due on demand without interest from a related party.

The total of the above liabilities as shown in the Balance Sheet is $279,584.

Director Compensation

For the quarter ended March 31, 2015 the Company has paid $26,627 in consulting fees to directors and officers for services rendered and $5,000 for the quarter ended March 31, 2014.

NOTE 7 – UNEARNED REVENUE AND DEPOSIT PAYABLE

The Company entered into on April 8, 2014 a ten year agreement recognizing revenue over 120 months. The Company received $110,000 and earns this revenue monthly at $916.67.

The Company also received $72,580 as a deposit which will be earned when the Company achieves certain mining goals.

The total amount of both of the above recognized on the balance sheet is $11,000 current and $159,663 long term.

NOTE 8 – STOCKHOLDERS' DEFICIT

Authorized

500,000,000 common shares with a par value of $0.001.

Shares Issued

During the first quarter of 2014, the Company issued 48,360,000 shares of stock. Of this amount, 14,460,000 shares were issued for services valued at market which equaled $367,840. Of this amount at June 30, 2014, $105,583 is shown as a prepaid expense as the services have not been completed and the balance of $262,257 has been expensed and is shown in the statement of operations under general and administrative expense.

Also the Company issued 33,900,000 shares for cash of $299,000.

In the second quarter 2014, the Company issued 4,700,000 shares for cash of $47,000 as well as receiving 99,000 in cash for shares to be issued.

In the third quarter 2014, officers returned 35,000,000 shares issued in 2013. These shares were charged to additional paid in capital. In addition the Company issued 4,500,000 shares for services valued at $76,600, and issued 14,166,750 shares for cash of $100,000. The Company also issued 9,900,000 shares for cash previously received of $99,000 and received $50,000 in advance of shares to be issued.

During the fourth quarter of 2014, 10,900,000 shares were issued. 2,800,000 were issued for cash of $28,000, 3,000,000 issued for services valued at $39,000 and 5,100,000 shares issued for subscription agreements rendered previously .Also during the period the Company received $46,900 of cash for shares to be issued.

During the first quarter of 2015, the Company cancelled 13,000,000 shares of stock. The Company issued 4,440,000 shares of stock of which 3,390,000 was issued for cash received prior of $33,900, and 1,050,000 shares for cash of $10,500. The Company also received $3,250 in advance of shares issued.

Stock Warrants

No warrants were issued or outstanding during the three months ended March 31, 2015 or 2014.

NOTE 9 – Disputed Debt/ ACCRUED INTEREST

As of June 15, 2011 the former management signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management believes that the old management was not acting in the best interest of the Company when they authorized these expenses and subsequently approved the issuance of the notes.The Company has recorded the balance of $968,134 due to Falco Investments, Inc. of which $132,382 has been reported as note payable $563,206 as a Disputed Liability Related Party and $293,414 as accrued interest to March 31, 2015. The Company has decided to contest the current balance claimed to be due to Falco.  Falco Investments initiated a lawsuit in November of 2011.

While the amount is deemed frivolous the Company has included this debt on the balance sheet till an eventual resolution is completed.

NOTE 10 – NOTE PAYABLE-AUTO/TERM LOAN

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At March 31, 2015 $6,384 is owed

In March 2014 the Company purchased a second auto for $11,881. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at December 31, 2014 equaled $6,989. Total long term debt equaled $6,223 and short term $7,150.

The Company also received a $150,000 no interest bearing loan due May 31, 2015.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS.

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited financial statements for the years ended December 31, 2014 and 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements” and elsewhere in this Report.

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

Overview of Business

We are an exploration stage company and have not generated any significant revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our business plan had been focused on building a portfolio of producing mineral properties through acquisition of properties that are in production or have the potential for near-term production. Pursuit of this business strategy requires our ability to secure significant funding, which we have not secured to date.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sectors. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore and off-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as “frac-sand” or “proppant,” that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

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

In early 2015 the oilfield services industry experienced restructuring and reorganizing to meet current market demands for drilling. As a result, the customers of many oilfield service companies, including our own, have reduced or modified their drilling projects. Our potential customers have continued to request sales quotations for industrial quantities of drilling materials for oilfield projects, and we hope to complete a sales contract for such commodities in the near term.

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC (“Synergy”), a Georgia-based industrial design and manufacturing company (the “Synergy MOU”) to acquire Synergy and its assets, which included the PASSBox, a large capacity, single transfer method of shipping hydraulic fracturings and or other critical aggregate materials used for petroleum drilling. Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, a proprietary double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo. We filed a provisional patent application for the Transprop AGG in April 2013 and this provisional patent application has since expired. Based on new developments, technology and design, we filed a new provisional patent application on April 11, 2014. As discussed elsewhere in this quarterly report, in May 2013, we initiated suit against Synergy, requesting declaratory relief on our right to patent prosecution regarding the Transprop AGG and Synergy’s claims relating to our alleged use of Synergy’s trade secrets. Synergy filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG. This suit was settled in November 2013. (See Part I, Item3, “Legal Proceedings.”)

We have advanced the design of our container system. On October 29, 2014, we filed another provisional patent application containing further updates to the technology and design of the unit contained in the provisional patent filing of April 11, 2014. On October 30, 2014, we announced the TransLock², our redesigned, aggregate material transport system for water, road and rail shipments. The design goal of TransLock² was to use a standardized system for the majority of products–a system that is universal and superior to our previous prototype (Transprop AGG). The Company believes that the TransLock² can offer a solution to the significant capacity shortage in the North American rail industry which has been precipitated by the rapidly growing demands of the shale oil and gas drilling boom. TransLock² can be used to convert ordinary flatbed rail cars, which are available in plentiful supply but generally not useful for aggregate cargo into 100 ton, sealed aggregate commodity carriers. This will free the existing covered container rail cars to service all other industries.

The Double Crown TransLock² matches existing globally accepted container size, dimensions, weight restrictions, pickup points, and delivery conveyance systems. The TransLock² is unique in that it allows the containers to be connected once they reach their point of destination. A vertical interlock allows the material in the two upper containers to gravity feed into the lower containers. Once the vertical connections have been made, the horizontal interlock connects the two lower containers via the venturi/pneumatic conveyance system. Thus, one connection can be made and the total cargo can be transferred into hoppers, silos, mixers and/or conveyors. This new, patent pending technology will allow the current overburdened container cars to unload their product and continue onto their ultimate destination, rather than sitting at the various transload facilities as storage silos.

Lastly, the TransLock² is environmentally friendly in that it alleviates the risk of debris that can be left behind by super sacks (in the ocean and on land) and greatly reduces the risk of spillage of frac and resin coated sands and ceramic proppants.

On December 4, 2014, we filed a utility patent application for the interlocking container we refer to as TransLock². On April 13, 2015, we filed an International Patent Application with the U.S. Patent and Trademark Office (U.S. PTO) in accordance with the Patent Cooperation Treaty (PCT) for the TransLock2. We intend to begin commercial production of the TransLock2 if we are able to secure sufficient funding, which is not assured.

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. The master plan design work was completed. Following many discussions regarding the oilfield services industry’s experience of restructuring and reorganizing to meet current market demand, as well as the modification of our business plan, we made the decision that it was in the best interest of the Company to terminate the lease effective March, 2015. When funding is secured, we may contemplate entering a new lease for the plant and implementing the necessary conversion and improvements at the plant.

In October 2013, we formed DDCC Marketing Group, LLC, which is a wholly owned subsidiary, to market minerals and other commodities to oil and gas industry customers. We opened an office in Houston, Texas to serve as the headquarters of the marketing group. In March 2015, we relocated our Houston marketing office primarily as our lease expired. The new office location is more convenient for meetings with our client base and is also less square footage which is more in line with our 2015 Houston marketing requirements.

2015 Developments

No new developments occurred in the first quarter of 2015.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

During the quarter ended March 31, 2015, we generated working capital to fund operations through the sale of our common stock and debt financing. We anticipate that revenue from our oilfield services operations will support our operating expenses in the second half of 2015, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. There is no guarantee that we will be able to secure such financing on commercially reasonable terms, and the issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At March 31, 2015, we had no material commitments for capital expenditures.

A summary of our cash flows during the three months ended March 31, 2015 and 2014 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the quarter ended March 31,2015decreased to $112,865 from $355,121 used during the quarter ended March 31, 2014. The decrease is a result of the restructuring of our marketing office support staff.

Investing Activities

Cash used for investing activities during the quarter ended March 31, 2015 was $-0-, as compared to $11,860 for the quarter ended March 31, 2014. Due to our decreased activity, we did not need to make any investments in capital equipment.

Financing Activities

Total net cash provided by financing activities was $161,962 for the quarter ended March 31, 2015, which consisted of $150,000 proceeds from loans and $13,750 proceeds from the issuance of our common stock in a private placement offering. We also repaid $1,788 in loans during the quarter ended March 31, 2015. This compares to total net cash provided by financing activities for the quarter ended March 31, 2014 of $349,000, all of which came from the issuance of our common stock in private placement offerings.

At March 31, 2015, we had cash totaling $69,507, as compared to $25,170 at March 31, 2014. We are currently not generating sufficient revenue to sustain our operations. We anticipate generating revenue from operations in the second half of 2015 that may be sufficient to sustain our operations through December 31, 2015. If we are unable to generate sufficient revenue from operations, we will need to raise capital from the issuance of equity or debt securities, and there is no guarantee that we will be able to obtain such capital at commercially reasonable terms.

Results of Operations – Comparative Financial Information

The following table sets forth certain of our operating information for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Difference 2015 versus 2014
Revenue	$2,750	$-0-	$-2,750

Operating Expenses:
Research and Development	61,251		61,251
Professional Fees	98,381	137,681	39,300
General and administrative	74,253	280,821	206,568
General – related party	26,627	5,000	21,627
Operating Loss	(257,762)	(423,502)	165,740

Other (Income) Expense:
Interest expense	4,854	4,104	750
Interest expense – related party	23,556	23,556	-0-
Net Loss	$(286,172)	$(451,162)	$164,990

Operating Revenues

We generated $2,750 in royalty revenue during the quarter ended March 31, 2015. This revenue is from a royalty agreement related to the Transprop AGG System and no revenue during the quarter ended March 31, 2014.

Operating Expenses

During the quarter ended March 31, 2015, we incurred operating expenses of $260,512 compared to $423,502 incurred during the quarter ended March 31, 2014, a decrease of $162,990. The decrease in operating expenses from the first quarter of 2014 to the first quarter of 2015 was primarily due to the decrease in our professional fees (by $39,300) and our general and administrative expenses (by $206,568) related to the decreased activity at the marketing office in Houston, Texas. We also incurred compliance costs and legal fees associated with litigation matters in 2014 (see Part II. Item 1. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the quarter ended March 31, 2015 totaled $28,410, compared to other expenses of $27,660 for the quarter ended March 31, 2014. The slight increase was due to a $750increase in interest expense

Net Loss

Our net loss for the quarter ended March 31, 2015 was $286,172 compared to a net loss of $451,162 during quarter ended March 31, 2014. The decrease of $164,990 in net loss is primarily a result of the decreased activity, including the reduction of employees at our marketing office in Houston, Texas, as we cut back on activity in our oilfield services operations until such time as customer demand justifies such expenses.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended March 31, 2015, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

As of March 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015 and communicated to management.

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

On July 24, 2014, Glenn Soler (“Soler”), a former director of our Company, initiated a lawsuit against Double Crown and certain officers/directors of the company asserting claims of breach of contract, fraud-common law, negligent misrepresentation, fraud in stock transaction, conspiracy, and promissory estoppel seeking money damages, common stock, attorney’s fees and exemplary damages. Glenn Soler vs. Double Crown Resources; Cause No. 2014-42563, pending in Harris County, Texas. As of December 31, 2014, Double Crown was the only Defendant served. Double Crown answered the suit, denying all of Soler’s claims and seeking proof of same and specifically denying Soler’s claim for shares. Double Crown asserted multiple affirmative defenses including: estoppel, failure to mitigate, conditions precedent, lack of consideration, failure of consideration, unclean hands, impossibility, illegality, duress, business compulsion, prior material breach and fraud. Double Crown also asserted counterclaims including: breach of fiduciary duty, breach of contract seeking damages in excess of $100,000.00 and attorney’s fees. Recently, the Court denied Soler’s Motion for Summary Judgment, in which he asked the Court to determine as a matter of law that he was entitled to prevail on his claims. It is too early in the case to determine Double Crown’s exposure as there has been no discovery matter. We believe that Soler’s claims are defensible, and we have discussed scheduling a mediation with Soler to address all pending claims and counterclaims.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

The Company issued an aggregate of 4,440,000 shares of stock during the quarter ended March 31, 2015, of which 3,390,000 shares were issued for cash received during a prior quarter of $33,900, and 1,050,000 shares were issued for cash of $10,500. The Company also received $3,250 for shares to be issued.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

29

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

DOUBLE CROWN RESOURCES, INC.

Dated: May 20, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: May 20, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer

31