Form 10-Q
period 2015-06-30
DOUBLE CROWN RESOURCES INC.
filed 2015-08-19
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NO.000-53389

DOUBLE CROWN RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Ave.

Suite 200

Henderson, Nevada 89052

(Address of principal executive offices)

707-961-6016

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 19, 2015:
Common Stock, $0.001	489,356,815

DOUBLE CROWN RESOURCES, INC.

Form 10-Q

For the Quarterly Period ended June 30, 2015

EXPLANATORY NOTE

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q ("Report") to "we," "us," "our," "Double Crown," and the "Company" are to Double Crown Resources, Inc., a Nevada corporation, and its consolidated subsidiaries. All financial information with respect to the Company has been presented in United States dollars in accordance with U.S. generally accepted accounting principles.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report on Form 10-Q may constitute forward-looking statements within the meaning of applicable securities laws. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our exploration activities, production capacity and operations; future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth. The words "believe," "expect," "anticipate," "estimate," "project," "plan," "should," "intend," "may," "will," "would," "potential" and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors discussed in Item 1A, "Risk Factors" and the following: current global economic and capital market uncertainties; the speculative nature of mineral exploration; operational or technical difficulties in connection with exploration or mining activities; contests over our title to properties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; interruptions in our production capabilities due to unexpected equipment failures; fluctuation of prices for certain commodities (such as barite, water, diesel fuel, and electricity); changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; interruptions in delivery of critical supplies and equipment raw materials due to credit or other limitations imposed by vendors; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets
Cash	$551,179	$20,410
Deposit with Supplier	357,000	-
Total current assets	908,179	20,410
Fixed Assets, Net of Accumulated Depreciation	43,072	35,247
Total Assets	$951,251	$55,657

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$1,039,799	$908,699
Note Payable, Related Party (Note 6)	147,202	144,514
Disputed Debt (Note 9)	695,588	695,588
Accrued Interest (Notes 9)	314,281	272,546
Notes Payable, Term and Auto	757,150	7,150
Mineral Prospect Obligation (Note 5)	75,000	50,000
Deferred Revenue (Note 7)	1,075,874	11,000
Total Current Liabilities	4,104,894	2,089,497
Deposit Payable	50,000	50,000
Note Payable, Term and Auto (Note 10)	4,426	8,011
Mineral Prospect Obligation (Note 5)	109,167	126,835
Deferred Revenue (Note 7)	156,913	162,413
Total Long Term Liabilities	320,506	347,259

Total liabilities	4,425,400	2,436,756

STOCKHOLDERS' DEFICIT
Common stock; 500,000,000 shares authorized at $0.001 par value; 489,356,815 and 496,141,815 shares issued and outstanding, respectively	489,357	496,142
Stock subscription payable	51,500	96,900
Additional paid-in capital	7,021,305	6,953,870
Retained Deficit	(11,036,311)	(9,928,011)
Total Stockholders' Deficit	(3,474,149)	(2,381,099)

Total Liabilities and Stockholders' Deficit	$951,251	$55,657

 The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$2,750	$2,750	$5,500	$2,750

Operating Expenses:
Research and development	2,025	-	63,276	-
Professional fees	51,184	495,313	149,565	632,994
Office - general expenses	96,495	494,073	170,748	774,894
General expenses - related party	49,996	5,000	76,623	10,000
Total Operating Expenses	199,700	994,386	460,212	1,417,888

Operating Loss	(196,950)	(991,636)	(454,712)	(1,415,138)
Other Expenses
Loss on Settlement	600,000	-	600,000	-
Interest Expense	1,622	4,321	6,476	8,425
Interest Expense - related party	23,556	23,556	47,112	47,112
Total Other Expenses	625,178	27,877	653,588	55,537

Net Loss Before Income Taxes	(822,128)	(1,019,513)	(1,108,300)	(1,470,675)

Income Tax	-	-	-	-

Net Loss	$(822,128)	$(1,019,513)	$(1,108,300)	$(1,470,675)

Loss per Share, Basic & Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Shares Outstanding	487,620,826	489,657,487	487,962,034	470,013,407

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

* denotes a loss of ($0.01) per share

DOUBLE CROWN RESOURCES, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,108,300)	$(1,470,675)
Adjustments to reconcile net loss from operations to net cash provided by used in operating activities:
Loss on Settlement	600,000	-
Shares issued for services	-	262,257
Depreciation	8,303	5,894
Change in Operating Assets and Liabilities:
(Increase) in Deposit with Supplier	(357,000)	-
Decrease in Deferred Revenue	1,059,374	-
Increase (decrease) in Accounts Payable	131,100	630,980
Increase in Accrued Interest	51,755	54,564
Increase (decrease) in Debt	-	7,565
Net cash provided by (used in) Operating Activities	385,232	(509,415)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(16,128)	(11,860)
Net Cash used in Investing Activities	(16,128)	(11,860)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from Loans	150,000	-
Repayment of Loans	(3,585)	-
Proceeds from Issuance of Common Stock and Subscriptions	15,250	495,000
Net Cash provided by Financing Activities	161,665	495,000

Net Increase (Decrease) in Cash	530,769	(26,275)
Cash at Beginning of Period	20,410	43,151
Cash at End of Period	$551,179	$16,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,588	$377
Cash paid for franchise and income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC

Notes to Condensed Consolidated Unaudited Financial Statements

For the Three and Six Month Periods Ended June 30, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sectors. We are in the process of negotiating contracts to supply industrial quantities of commodities to on shore and off shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells required hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as "frac-sand" or proppant that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

NOTE 2 - GOING CONCERN

The Company's financial statements as of June 30, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through June 30, 2015 of $11,036,311.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The Company has adopted a December 31 year end.

(B)	Condensed Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosure required fort an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K filed April 10, 2015.

(C)	Principles of Consolidation

The accompanying June 30, 2015 condensed consolidated financial statements include the accounts of Double Crown Resources, Inc. and its wholly owned subsidiary, DDCC Marketing Group, LLC. All intercompany accounts have been eliminated upon consolidation.

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

(E)	Cash and Cash Equivalent

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

(F)	Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $1,000. Depreciation of equipment is computed by the straight line method (after taking into account their respective estimated residual values) over the assets estimated useful life three (3), five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected.

(G)	Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, "Earnings per Share" basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at June 30, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive. There were no potentially dilutive debt or equity instruments issued and outstanding during the three and six months ended June 30, 2015 and hence below are the weighted average shares for the six months ended June 30, 2015.

June 30, 2015

Weighted Average Shares	487,962,034
Total	487,962,034

(H)	Operating Leases

The Company leased office space in Houston, Texas which expired in March of 2015 for $8,000 per month The Company also leases space in Henderson, Nevada on a month to month lease of $125 per month. The Company also leases a corporate apartment in Houston, Texas on a month to month basis for a base rent of $3,100.

(I)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J)	Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(K)	Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements", as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company's financial instruments consist of cash, prepaid expenses accounts payable, accrued expenses, notes payable, disputed debt, accrued interest, notes payable, mineral prospect obligation and deferred revenue. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2015 and December 31, 2014, due to the short-term nature of these instruments.

(L)	Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

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

(O)	Debt Issue Costs and Debt Discount

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014	Estimated Useful Life
Automobiles	41,979	25,851	3 years
Computers and Furniture and Fixtures	25,912	25,912	3-5 years
Total	67,891	51,763
Less: Accumulated Depreciation	(24,819)	(16,516)
Property and Equipment, Net	$43,072	$35,247

Depreciation expense for the six months ended was $8,303 for 2015 and $5,894 for 2014, respectively.

NOTE 5 - DEBT

Mineral Prospect Obligation

Effective on February 9, 2011, the Company entered into an agreement ("the Option) between the Company and Richard and Gloria Kwiatkowski ("the Seller"). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the "Prospects").

In accordance with the terms and provisions of the Option: (i) upon execution of certain documentation and transfer of title, the Company paid $5,000 and issued 250,000 shares of common stock to the Kwiatkowskis; (ii) at the end of year one, February 9, 2012, the Company issued Kwiatkowskis 512,821 shares as payment which was valued at $20,000 (fair market value $0.039 per share); (iii) At the end of year two, February 9, 2013, the Company paid to Kwiatkowskis a further $30,000 by issuing 2,727,300 shares of stock; (iv) each anniversary thereafter, the Company shall pay to Kwiatkowskis $25,000 as advance royalty payment until the sum of $200,000 has been paid; (v) the Company shall further make payment to Kwiatkowskis of 3% NSR royalty on all production from the Prospects, which royalty may be purchased by the Company as to 1.5% of the 3% for the sum of $1,500,000 in increments of $500,000 per 0.5% NSR; and (vi) the Company shall commit to expenditures of $200,000 on the Prospects. This expenditure commitment is triggered when the Company has secured financing to enable itself to proceed.

In August of 2014 the Company paid $2,000 toward this obligation. The parties have agreed to extend this obligation to an unlimited time in the future.

As part of the option agreement, the Company issued a convertible debt of $20,000 to the Seller. In conjunction with this debt, there was no debt discount or beneficial conversion feature recorded since the conversion privilege was contingent on the current market value of the shares at the date of the notice of conversion. Accordingly, on February 9, 2012, the Company issued to Gloria and Richard Kwiatkowski 256,411 and 256,410 shares respectively at the market price of $0.0390 to satisfy the $20,000 Debt.

The debt was $124,200.

This liability is presented at the present value of expected future cash flow requirements.

Interest on the discounted royalty claim has been accrued at 12%. Accrued interest was $61,967 as of June 30, 2015. A $2,000 payment has been made. This brings the liability balance to $184,167. This balance is comprised of $75,000 in past due amounts and $109,167 due long term.

NOTE 6 - RELATED PARTY TRANSACTIONS

Note Payable, Related Party

In the year ended December 31, 2010, the Company entered into a five-year consulting agreement dated October 1, 2010 with Dr. Stewart Jackson ("Jackson"), pursuant to which Jackson, as the chief executive officer and a member of the Board of Directors, was to provide certain consulting services to the Company including, but not limited to, contact with precious metal assets for acquisition in North America. After the change in management, the Company recognized the future remaining obligation based on the contract to Mr. Jackson and accrued it at its present value using a 12% discount rate over fifty-one months. This resulted in an $89,596 being recorded as a former related party debt.

Interest expense of $37,928 has been recorded prior to 2015, with $5,376 recorded for the six months ended June 30, 2015 for a total debt of $130,202. The Company is disputing this liability.

In addition the Company received four loans equaling $17,000. The loans are due on demand without interest from a related party.

The total of the above liabilities as shown in the Balance Sheet is $147,202.

Director Compensation

For the six months ended June 30, 2015 the Company has paid $76,623 in consulting fees directors or officers for services rendered and $10,000 for the six months ended June 30, 2014.

NOTE 7 - UNEARNED REVENUE

The Company is recognizing revenue pursuant to an agreement over 120 months. The Company received $110,000 and earns this revenue monthly at $916.67. Earnings in 2014 were $9,167 and earnings for the six months in 2015 are $5,500 leaving a balance of $95,333

The Company also received $72,580, which will be earned when the Company achieves certain mining goals.

The total amount of both of the above equal $167,913.

The Company also received $50,000 in June 2014 as a deposit until such time as certain mineral rights production is commenced.

In the second quarter 2015, the Company received $1,064,874 as an advance payment for the delivery of "barite mesh". This mineral is used primarily in off shore oil drilling. The barite is mined first in rock form, then ground to 200 mesh, transported from a processing plant as bagged product, and shipped. The ground barite is known as 200 mesh.

The Company during the same period paid a processing plant $357,000 to begin the processing. This is shown on the balance sheet as an asset termed deposit with suppliers.

The Company anticipates completing the process and recognizing sales and costs upon delivery by August 31, 2015.

The Company anticipates incurring more costs up to the point of completion which would total approximately $1,000,000 resulting in a potential profit of around $50,000 to $64,874. Costs, however, could be greater but will not be known until completion.

Unearned revenue totals as shown on the balance sheet are the $1,064,874 plus $167,913 equaling $1,232,787 of which $11,000 and $1,064,874 or $1,075,874 is shown as a short term unearned or deferred revenue and $156,913 as long-term unearned or deferred revenue.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Contractual Commitments

Mineral Prospect Obligation - The Company based upon funding would be responsible for a $200,000 payment referred to in Note 5.

Barite Mesh Processing - The Company has a commitment to complete barite processing in the amount of $474,750.

Legal Proceedings

The Company has a potential liability related to the Falco lawsuit although the company believes and has been advised that any eventual liability will not have a material impact on the operations. On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,588 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,588 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have amended our counterclaim to name additional parties, in addition to the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. The Company cannot predict the outcome of the Falco litigation at this time.

The Company has a potential liability related to the Soler lawsuit although the company believes and has been advised that any eventual liability will not have a material impact on the operations. On July 24, 2014, Glenn Soler ("Soler"), a former director of our Company, initiated a lawsuit against Double Crown and certain officers/directors of the company asserting claims of breach of contract, fraud-common law, negligent misrepresentation, fraud in stock transaction, conspiracy, and promissory estoppel seeking money damages, common stock, attorney's fees and exemplary damages. Glenn Soler vs. Double Crown Resources; Cause No. 2014-42563, pending in Harris County, Texas. As of December 31, 2014, Double Crown was the only Defendant served. Double Crown answered the suit, denying all of Soler's claims and seeking proof of same and specifically denying Soler's claim for shares. Double Crown asserted multiple affirmative defenses including: estoppel, failure to mitigate, conditions precedent, lack of consideration, failure of consideration, unclean hands, impossibility, illegality, duress, business compulsion, prior material breach and fraud. Double Crown also asserted counterclaims including: breach of fiduciary duty, breach of contract seeking damages in excess of $100,000.00 and attorney's fees. Recently, the Court denied Soler's Motion for Summary Judgment, in which he asked the Court to determine as a matter of law that he was entitled to prevail on his claims. It is too early in the case to determine Double Crown's exposure as there has been no discovery matter. We believe that Soler's claims are defensible. Discovery is being scheduled.

The Company has a liability of $600,000. On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC ("Synergy") in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief relating to alleged trade secrets and rights to patent protection on Double Crown's commodity transport container system. Synergy asserted counterclaims including misappropriation of trade secrets, breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On October 6, 2014, following full-day mediation before former judge Alvin L. Zimmerman, Double Crown and Synergy representatives reached an agreement in principle regarding settlement of the litigation. To avoid the cost and uncertainty of litigation, Double Crown, without admitting any liability, agreed to pay Synergy a total of $630,000 within one year, plus three million shares of stock. In return, Synergy agreed to dismiss its remaining claims against, and indemnify, Double Crown regarding any third party claims arising from the Synergy's claims. Under the agreement outlined in the final settlement documents and approval by the Court, both parties will be free to pursue their respective commodity transport container systems. As part of the settlement agreement, Double Crown paid $30,000 and executed a $600,000 promissory note. The promissory note requires an initial payment of $25,000 six months from the date of the settlement agreement with additional $25,000 payments each month thereafter until paid. As of the date of this report, none of the $25,000 monthly installment payments have been made. Consequently, the Company is four months in arrears for these payments.

NOTE 9 - STOCKHOLDERS' DEFICIT

Authorized

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share.

Shares Issued

During the first quarter of 2014, the Company issued 48,360,000 shares of stock. Of this amount, 23,960,000 shares were issued for services valued at market which equaled $458,840. Additionally, the Company issued 24,400,000 shares for cash of $208,000.

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

During the first quarter of 2015, the Company cancelled 13,000,000 shares of stock previously issued for services and returned voluntarily. The Company issued 4,440,000 shares of stock of which 3,390,000 was issued for cash received prior of $33,900, and 1,050,000 shares for cash of $10,500. The Company also received $3,250 in advanced of shares issued.

In the second quarter of 2015, 1,775,000 shares were issued of which 1,475,000 shares were issued for subscriptions previously paid of $14,750 and 300,000 shares were issued for cash of $1,500.

Stock Warrants

No warrants were issued or outstanding during the three and six months ended June 30, 2015 and 2014.

NOTE 10 - DEBT RELATED PARTY/ACCRUED INTEREST RELATED PARTY

As of June 15, 2011, former management of the Company signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management of the Company now believes that the old management was not acting in the best interest of the Company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $968,134 due to Falco Investments, Inc. of which $132,382 has been reported as note payable $563,206 as a disputed debt and $314,281 as accrued interest to June 30, 2015. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit in November of 2011 which has not progressed.

While the amount is deemed frivolous the Company has included this debt on the balance sheet until an eventual resolution is completed.

NOTE 11 - NOTE PAYABLE-AUTO/TERM LOAN

The Company on December 1, 2013 purchased an auto for $13,990 of which it put down as a deposit $2,500 and financed the balance. Terms indicate repayment over 36 months with a finance charge of $4,536. Monthly payments are $445.15 per month of which $126 per month is interest. At June 30, 2015 $5,635 is owed

In March 2014, the Company purchased a second auto for $11,881. Terms indicate a monthly payment over 36 months of $349 per month. Total net due at December 31, 2014 equaled $5,941. Total long term debt equaled $4,426 and short term $7,150.

The Company also received a $150,000 no interest bearing loan due May 31, 2015, which has been extended to August 31, 2015.

The Company has recorded a note payable related to “Synergy” which requires them to pay $600,000 in $25,000 installments until paid in full.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that other than the one event described below there are no material events to the financial statements to be disclosed:

In July 2015, the Company paid a further $274,750 for Barite Mesh processing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONs.

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. We incorporate by reference into this Report our audited financial statements for the years ended December 31, 2014 and 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in "Forward Looking Statements" and elsewhere in this Report.

The following management's discussion and analysis is intended to assist in understanding the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with our consolidated financial statements which are incorporated by reference herein, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.

Unless the context otherwise indicates, the terms "Double Crown," "we," "us," "our," "our Company" or "the Company" mean Double Crown Resources, Inc. and its consolidated subsidiaries.

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

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sectors. We are in the process of negotiating contracts to supply industrial quantities of commodities to on-shore and off-shore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells require hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as "frac-sand" or "proppant," that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac-sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

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

In early 2015 the oilfield services industry experienced restructuring and reorganizing to meet current market demands for drilling. As a result, the customers of many oilfield service companies, including our own, have reduced or modified their drilling projects. Our potential customers have continued to request sales quotations for industrial quantities of drilling materials for oil field projects, and we hope to complete a sales contract for such commodities in the near term.

Also in March 2013, we executed a Memorandum of Understanding with Synergy Natural Resources, LLC ("Synergy"), a Georgia-based industrial design and manufacturing company (the "Synergy MOU") to acquire Synergy and its assets, which included the PASSBox, a large capacity, single transfer method of shipping hydraulic fracturing sand or other critical aggregate materials used for petroleum drilling. Thereafter, we terminated the Synergy MOU and developed the Transprop AGG, a proprietary double stack interlock single transfer container system for high efficiency transport of high tonnage aggregate cargo. We filed a provisional patent application for the Transprop AGG in April 2013 and this provisional patent application has since expired. Based on new developments, technology and design, we filed a new provisional patent application on April 11, 2014. As discussed elsewhere in this quarterly report, in May 2013, we initiated suit against Synergy, requesting declaratory relief on our right to patent prosecution regarding the Transprop AGG and Synergy's claims relating to our alleged use of Synergy's trade secrets. Synergy filed counterclaims alleging that we misappropriated its trade secrets in developing the Transprop AGG. This suit was settled in November 2014. (See Part II, Item 1, "Legal Proceedings.")

We have advanced the design of our container system. On October 29, 2014, we filed another provisional patent application containing further updates to the technology and design of the unit contained in the provisional patent filing of April 11, 2014. On October 30, 2014, we announced the Translock² (Translock Squared), our redesigned, aggregate material transport system for water, road and rail shipments. The design goal of Translock² was to use a standardized system for the majority of products-a system that is universal and superior to our previous prototype (Transprop AGG). The Company believes that the Translock² can offer a solution to the significant capacity shortage in the North American rail industry which has been precipitated by the rapidly growing demands of the shale oil and gas drilling boom. Translock² can be used to convert ordinary flatbed rail cars, which are available in plentiful supply but generally not useful for aggregate cargo, into 100 ton, sealed aggregate commodity carriers. This will free the existing covered container rail cars to service all other industries.

The Translock² matches existing globally accepted container size, dimensions, weight restrictions, pick up points, and delivery conveyance systems. The Translock² is unique in that it allows the containers to be connected once they reach their point of destination. A vertical interlock allows the material in the two upper containers to gravity feed into the lower containers. Once the vertical connections have been made, the horizontal interlock connects the two lower containers via the venturi/pneumatic conveyance system. Thus, one connection can be made and the total cargo can be transferred into hoppers, silos, mixers and/or conveyors. This new, patent pending technology will allow the current overburdened container cars to unload their product and continue on to their ultimate destination, rather than sitting at the various transload facilities as storage silos.

A standard rail car can transport a maximum of 100 tons of aggregate material. By connecting four Translock² containers, Double Crown's system is able to duplicate that same quantity of material to be transferred at close to the current transfer rate. Unlike a covered rail car, Translock² containers can be off-loaded and used as silos and/or storage to be transferred at a time of choice. These units can carry aggregates, chemicals, fluids, and virtually all types of commodity products. Some Translock² containers will be industry specific and will have industry specific hoses, valves, attachments, liners, etc., and conveyance delivery systems. The Translock² has the capability of reducing the bottlenecks currently experienced at the transload facilities as it can be offloaded from rail to truck and delivered to its destination, or offloaded and used as a silo at the transload (to be loaded to transport at a later date), or shipped directly to the final destination with no transfer in between.

Lastly, the Translock2 is environmentally friendly in that it alleviates the risk of debris that can be left behind by super sacks (in the ocean and on land) and greatly reduces the risk of spillage of frac and resin coated sands and ceramic proppants.

On December 4, 2014, we filed a utility patent application for the interlocking container we refer to as Translock². On April 13, 2015, we filed an International Patent Application with the U.S. Patent and Trademark Office (U.S. PTO) in accordance with the Patent Cooperation Treaty (PCT) for the Translock². Recent positive results were received in that the associated International Search Report (ISR) has confirmed that Double Crown's leading-edge technology does exhibit the novelty and inventive features required by current international patent treaties. Following this progress, Double Crown intends to pursue patent protection in several countries as it expands the use of its innovative Translock² system. Our plans to pursue international patent protection and to introduce the Translock² into international markets are contingent on our ability to secure sufficient funding, which is not assured.

During the third quarter of 2013, we executed a Sublease for use of a bulk terminal and mineral processing plant located in New Orleans, LA. The term of the Sublease, including optional extensions, is 27 years. The master plan design work was completed. Following many discussions regarding the oilfield services industry's experience of restructuring and reorganizing to meet current market demand, as well as the modification of our business plan, we made the decision that it was in the best interest of the Company to terminate the lease effective March, 2015. When funding is secured, we may contemplate entering a new lease for the plant and implementing the necessary conversion and improvements at the plant.

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

Liquidity and Capital Resources

During the quarter ended June 30, 2015, we generated working capital to fund operations through the sale of our common stock and debt financing. We anticipate that revenue from our oilfield services operations will support our operating expenses in the second half of 2015, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. There is no guarantee that we will be able to secure such financing on commercially reasonable terms, and the issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At June 30, 2015, should funding become available, the Company would be responsible for a $200,000 payment referred to in Notes to the financials (5).

A summary of our cash flows during the six months ended June 30, 2015 and 2014 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash generated by operating activities during the six months ended June 30, 2015 was $385,232 compared to $509,415 used during the six months ended June 30, 2014. The decrease is a result of the increased cash flow from $1,059,374 in deferred revenue and a reduction in operating expenses from $1,415,138 for the six months ended June 30, 2014 to $454,712 for the six months ended June 30, 2015 as we scaled back operations due to decreased activity in the oil and gas industry.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2015 was $16,128, as compared to $11,860 for the six months ended June 30, 2014. This activity was due to the investment in capital equipment.

Financing Activities

Total net cash provided by financing activities was $161,665 for the six months ended June 30, 2015, which consisted of $150,000 proceeds from loans and $15,250 proceeds from the issuance of our common stock in a private placement offering. We also repaid $3,585 in loans during the six months ended June 30, 2015. This compares to total net cash provided by financing activities for the six months ended June 30, 2014 of $495,000, all of which came from the issuance of our common stock in private placement offerings.

At June 30, 2015, we had cash totaling $551,179, as compared to $16,876 at June 30, 2014. We are currently not generating sufficient revenue to sustain our operations. We anticipate generating revenue from operations in the second half of 2015 that may be sufficient to sustain our operations through December 31, 2015. If we are unable to generate sufficient revenue from operations, we will need to raise capital from the issuance of equity or debt securities, and there is no guarantee that we will be able to obtain such capital at commercially reasonable terms.

Results of Operations - Comparative Financial Information for the three months ended June 30, 2015.

The following table sets forth certain of our operating information for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Difference 2015 versus 2014

Revenue	$2,750	$2,750	$-

Operating Expenses:
Research and Development	2,025	-	2,025
Professional Fees	51,184	495,313	(444,129)
General and administrative	96,495	494,073	(397,578)
General - related party	49,996	5,000	44,996
Operating Loss	(196,950)	(991,636)	(794,686)

Other (Income) Expense:
Loss on intellectual property settlement	600,000	-	600,000
Interest expense	1,622	4,321	(2,699)
Interest expense - related party	23,556	23,556	-
Net Loss	$(822,128)	$(1,019,513)	$(197,385)

Operating Revenues

We generated $2,750 in revenue during the quarter ended June 30, 2015 and $2,750 in revenue during the quarter ended June 30, 2014.

Operating Expenses

During the quarter ended June 30, 2015, we incurred operating expenses of $199,700 compared to $994,386 incurred during the quarter ended June 30, 2014, a decrease of $794,686. The decrease in operating expenses from the second quarter of 2014 to the second quarter of 2015 was primarily due to the decrease in our professional fees (by $444,129) and our general and administrative expenses (by $397,578) related to the decreased activity at the marketing office in Houston, Texas. We also incurred compliance costs and legal fees associated with litigation matters (see Part II. Item 1. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the quarter ended June 30, 2015 totaled $625,178, compared to other expenses of $27,877 for the quarter ended June 30, 2014. The decrease was due to a $2,699 decrease in interest expense. During the three months ended June 30, 2015, the Company recognized a $600,000 loss in respect of the intellectual property settlement agreement described in Part II, Item 1 “Legal Proceedings”.

Net Loss

Our net loss for the quarter ended June 30, 2015 was $822,128 compared to a net loss of $1,019,513 during quarter ended June 30, 2014. The decrease of $197,385 in net loss is primarily a result of the decreased activity, including the reduction of employees at our marketing office in Houston, Texas, as we cut back on activity in our oilfield services operations until such time as customer demand justifies such expenses.

Results of Operations - Comparative Financial Information for the six months ended June 30, 2015

The following table sets forth certain of our operating information for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Difference 2015 versus 2014

Revenue	$5,500	$2,750	$2,750

Operating Expenses:
Research and Development	63,276	-	63,276
Professional Fees	149,565	632,994	(483,429)
General and administrative	170,748	774,894	(604,146)
General - related party	76,623	10,000	66,623
Operating Loss	(454,712)	(1,415,138)	(960,426)

Other (Income) Expense:
Loss on intellectual property settlement	600,000	-	600,000
Interest expense	6,476	8,425	1,949
Interest expense - related party	47,112	47,112	-
Net Loss	$(1,108,300)	$(1,470,675)	$(362,375)

Operating Revenues

We generated $5,500 in revenue during the six months ended June 30, 2015 and $2,750 in revenue during the six months ended June 30, 2014.

Operating Expenses

During the six months ended June 30, 2015, we incurred operating expenses of $460,212 compared to $1,417,888 incurred during the six months ended June 30, 2014, a decrease of $957,676. The decrease in operating expenses from the second quarter of 2014 to the second quarter of 2015 was primarily due to the decrease in our professional fees (by $483,429) and our general and administrative expenses (by $604,146) related to the decreased activity at the marketing office in Houston, Texas. These decreases were offset by the Company’s loss on intellectual property settlement. We also incurred compliance costs and legal fees associated with litigation matters (see Part II. Item 1. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the six months ended June 30, 2015 totaled $653,588, compared to other expenses of $55,537 for the six months ended June 30, 2014. The decrease was due to a $1,949 decrease in interest expense. During the six months ended June 30, 2015, the Company recognized a $600,000 loss in respect of the intellectual property settlement agreement described in Part II, Item 2 “Legal Proceedings”.

Net Loss

Our net loss for the six months ended June 30, 2015 was $1,108,300 compared to a net loss of $1,470,675 during quarter ended June 30, 2014. The decrease of $362,375 in net loss is primarily a result of the decreased activity, including the reduction of employees at our marketing office in Houston, Texas, as we cut back on activity in our oilfield services operations until such time as customer demand justifies such expenses.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended June 30, 2015, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation.

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

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

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

As of June 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Annual Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015 and communicated to management.

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

Management's Remediation Initiatives

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 9, 2011, a complaint was filed in the Supreme Court of British Columbia, File No. S-115321, by Falco Investments, Inc. ("Falco") naming us as a defendant (the "Complaint"). In the Complaint, Falco alleges that we owe $690,588 as compensation for corporate work performed by Falco through June 30, 2011. We have responded in our answer and stated that we do not owe the $690,588 for such services allegedly performed by Falco since there was no written contract between us and Falco. We have amended our counterclaim to name additional parties, in addition to the former president/chief executive officer, Dr. Stewart Jackson and Donald Rutledge and Leslie Rutledge as defendants. The Company is scheduling discovery. The Company cannot predict the outcome of the Falco litigation at this time.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC ("Synergy") in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief relating to alleged trade secrets and rights to patent protection on Double Crown's commodity transport container system. Synergy asserted counterclaims including misappropriation of trade secrets, breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On October 6, 2014, following full-day mediation before former judge Alvin L. Zimmerman, Double Crown and Synergy representatives reached an agreement in principle regarding settlement of the litigation. To avoid the cost and uncertainty of litigation, Double Crown, without admitting any liability, agreed to pay Synergy a total of $630,000 within one year, plus three million shares of stock. In return, Synergy agreed to dismiss its remaining claims against, and indemnify, Double Crown regarding any third party claims arising from the Synergy's claims. Under the agreement outlined in the final settlement documents and approval by the Court, both parties will be free to pursue their respective commodity transport container systems.

On July 24, 2014, Glenn Soler ("Soler"), a former director of our Company, initiated a lawsuit against Double Crown and certain officers/directors of the company asserting claims of breach of contract, fraud-common law, negligent misrepresentation, fraud in stock transaction, conspiracy, and promissory estoppel seeking money damages, common stock, attorney's fees and exemplary damages. Glenn Soler vs. Double Crown Resources; Cause No. 2014-42563, pending in Harris County, Texas. As of December 31, 2014, Double Crown was the only Defendant served. Double Crown answered the suit, denying all of Soler's claims and seeking proof of same and specifically denying Soler's claim for shares. Double Crown asserted multiple affirmative defenses including: estoppel, failure to mitigate, conditions precedent, lack of consideration, failure of consideration, unclean hands, impossibility, illegality, duress, business compulsion, prior material breach and fraud. Double Crown also asserted counterclaims including: breach of fiduciary duty, breach of contract seeking damages in excess of $100,000.00 and attorney's fees. Recently, the Court denied Soler's Motion for Summary Judgment, in which he asked the Court to determine as a matter of law that he was entitled to prevail on his claims. It is too early in the case to determine Double Crown's exposure as there has been no discovery matter. We believe that Soler's claims are defensible. Discovery is being scheduled.

Other than the three proceedings mentioned above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

During the quarter ended June 30, 2015, we issued 1,775,000 shares of our common stock, of which 1,475,000 shares were issued for subscriptions previously paid of $14,750 and 300,000 shares were issued for cash of $1,500.

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

SUBSEQUENT EVENTS - SHARE ISSUANCES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1

Asset Purchase Agreement dated April 13, 2006 between James Laird and Denarii Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-1 filed with the Commission on June 16, 2006).

3(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-1 filed with the Commission on June 16, 2006).

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-1 filed with the Commission on June 16, 2006).

10.1

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and LV Media Group (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.2

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Paul Murphy (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.3

Consulting Agreement dated November 1, 2010 between Denarii Resources Inc. and Ariel Serrano (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.4

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Steve Claus (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.5

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and David Figueiredo (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.6

Consulting Agreement dated October 1, 2010 between Denarii Resources Inc. and Stewart Jackson (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K filed with the Commission on March 21, 2011).

10.7

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $64,607.37 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on November 12, 2010).

10.9

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $67,774.88 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the Commission on November 12, 2010).

29

10.10

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,635.21 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the Commission on November 12, 2010).

10.11

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $60,186.33 (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the Commission on November 12, 2010).

10.12

Convertible Promissory Note between Denarii Resources Inc. and Falco Investments Inc. dated October 21, 2010 in the principal amount of $38,708.53 (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the Commission on November 12, 2010).

10.13

Settlement, Release, and Termination Agreement dated November 3, 2014 by and between the Company, DDCC Marketing Group, LLC and Synergy Natural Resources, LLC (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the Commission on November 21, 2014).

10.14

Promissory Note dated November 3, 2014 by the Company in favor of Synergy Natural Resources (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed with the Commission on November 21, 2014).

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

DOUBLE CROWN RESOURCES, INC.

Dated: August 19, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: August 19, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer

 31