Form 10-Q
period 2015-09-30
DOUBLE CROWN RESOURCES INC.
filed 2015-11-20
CIK 1366407

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 20, 2015:
Common Stock, $0.001	507,306,815

DOUBLE CROWN RESOURCES, INC.

Form 10-Q

For the Quarterly Period ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DOUBLE CROWN RESOURCES, INC.

CONDENSED CONSOLIDATED UNDAUDITED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets:
Current assets
Cash	$41,152	$20,410
Prepaid Expense	114,264	-
Deposit with Supplier	631,750	-
Total current assets	787,166	20,410
Fixed Assets, Net of Accumulated Depreciation	36,972	35,247
Total Assets	$824,138	$55,657

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$1,021,153	$908,699
Note Payable, Related Party	106,596	106,596
Disputed Debt	695,588	695,588
Accrued Interest, Related Party	45,981	37,918
Accrued Interest	335,148	272,546
Notes Payable, Term and Auto - current	757,150	7,150
Mineral Prospect Obligation	75,000	50,000
Deferred Revenue - current	1,075,874	11,000
Total Current Liabilities	4,112,490	2,089,497
Deposit Payable	50,000	50,000
Note Payable, Term and Auto	2,989	8,011
Mineral Prospect Obligation	112,833	126,835
Deferred Revenue	154,163	162,413
Total Long Term Liabilities	319,985	347,259

Total liabilities	4,432,475	2,436,756

Stockholders' Deficit
Common stock; 1,000,000,000 shares authorized at $0.001 par value; 507,306,815 and 496,141,815 shares issued and outstanding, respectively	507,307	496,142
Additional paid-in capital	7,299,655	7,050,770
Retained Deficit	(11,415,299)	(9,928,011)
Total Stockholders' Deficit	(3,608,337)	(2,381,099)
Total Liabilities and Stockholders' Deficit	$824,138	$55,657

 The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$2,750	$2,750	$8,250	$5,500

Operating Expenses:
Research and development	2,180	-	65,456	-
Professional fees	25,698	522,466	175,263	1,155,460
Office - general expenses	177,432	24,869	348,182	798,863
General expenses - related party	120,921	33,080	197,544	43,080
Total Operating Expenses	326,231	580,415	786,445	1,997,403

Operating Loss	(323,481)	(577,665)	(778,195)	(1,991,903)

Other Expenses
Loss on Settlement	-	-	600,000	-
Interest Expense - related party	31,949	4,322	38,425	12,847
Interest Expense	23,556	23,556	70,668	70,668
Total Other Expenses	55,505	27,878	709,093	83,515

Net Loss Before Income Taxes	(378,986)	(605,543)	(1,487,288)	(2,075,418)

Income Tax	-	-	-	-

Net Loss	$(378,986)	$(605,543)	$(1,487,288)	$(2,075,418)

Loss per Share, Basic & Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Shares Outstanding	494,780,728	485,635,981	490,382,545	475,217,921

* denotes a loss of less than ($0.01) per share

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,487,288)	$(2,075,418)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Loss on Settlement	600,000	-
Shares issued for services	215,800	444,440
Depreciation	14,403	10,023
Change in Operating Assets and Liabilities:
(Increase) in Prepaid Expense	(114,264)	-
(Increase) in Deposit with Supplier	(631,750)	-
Increase in Deferred Revenue	1,056,624	179,500
Increase in Accounts Payable and Accrued Expenses	112,454	731,065
Increase in Accrued Interest, related party	8,063	-
Increase in Accrued Interest	62,602	70,667
Net cash (used in) Operating Activities	(163,356)	(639,723)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(16,128)	(11,860)
Net Cash (used in) Investing Activities	(16,128)	(11,860)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from Loans	150,000	8,429
Repayment of Loans	(5,022)	-
Net change in mineral prospect obligation	10,998	11,178
Proceeds from Issuance of Common Stock	44,250	601,384
Net Cash provided by Financing Activities	200,226	621,441

Net Increase (Decrease) in Cash	20,742	(30,142)
Cash at Beginning of Period	20,410	43,151
Cash at End of Period	$41,152	$13,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,430	$1,669
Cash paid for franchise and income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

DOUBLE CROWN RESOURCES, INC

Notes to Condensed Consolidated Unaudited Financial Statements

For the Three and Nine Month Periods Ended September 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Crown Resources, Inc. ("Double Crown Resources" or the "Company") was organized under the laws of the State of Nevada on March 23, 2006 to explore mining claims and property in North America.

While we have not discontinued our prior business plan, we have expanded the plan and shifted our focus to the oilfield services and logistics sectors. We are in the process of negotiating contracts to supply industrial quantities of commodities to onshore and offshore oil and gas drilling operations in the United States. We believe that the growing movement for energy independence in the United States will lead to an increased number of oil and gas wells being drilled and put into production throughout the country and off-shore. Many of these wells required hydraulic fracturing (fracking) to access the oil and gas reserves trapped in hundreds of miles of brittle shale rock thousands of feet below the surface. The hydraulic fracturing process requires a number of specialized commodities, including a unique type of sand, known as "frac-sand" or proppant that can hold its shape under intense pressure and heat and is porous enough to allow thousands of gallons of oil or millions of cubic feet of gas to seep through it to the drill pipe. A typical frac-well will use 2,200 tons of this type of frac sand. Other materials required for hydraulic fracturing include guar gum, barite, and a variety of industrial chemicals.

NOTE 2 – GOING CONCERN

The Company's financial statements as of September 30, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 23, 2006) through September 30, 2015 of $11,415,299.

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

(B)	Condensed Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K filed April 10, 2015.

(C)	Principles of Consolidation

The accompanying September 30, 2015 condensed consolidated financial statements include the accounts of Double Crown Resources, Inc. and its wholly owned subsidiary, DDCC Marketing Group, LLC. All intercompany accounts have been eliminated upon consolidation.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

(F)	Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater than or equal to $1,000. Depreciation of equipment is computed by the straight line method (after taking into account their respective estimated residual values) over the assets estimated useful life three (3), five (5), or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected.

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

The computation of basic and diluted loss per share at September 30, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive. There were no potentially dilutive debt or equity instruments issued and outstanding during the three and nine months ended September 30, 2015 and hence below are the weighted average shares for the nine months ended September 30, 2015.

September 30, 2015

Weighted Average Shares	490,382,545
Total	490,382,545

(H)	Operating Leases

The Company leased office space in Houston, Texas which expired in March of 2015 for $8,000 per month. The Company also leases space in Henderson, Nevada on a month to month lease of $125 per month. The Company also leases a corporate apartment in Houston, Texas on a month to month basis for a base rent of $3,100.

(I)	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(J)	Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2015	December 31, 2014	Estimated Useful Life
Automobiles	41,979	25,851	3 years
Computers and Furniture and Fixtures	25,912	25,912	3-5 years
Total	67,891	51,763
Less: Accumulated Depreciation	(30,919)	(16,516)
Property and Equipment, Net	$36,972	$35,247

Depreciation expense for the nine months ended was $14,403 for 2015 and $10,023 for 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Interest expense of $37,928 has been recorded prior to 2015, with $10,751 recorded for the nine months ended September 30, 2015 for a total debt of $135,577. The Company is disputing this liability.

In addition the Company received four loans equaling $17,000. The loans are due on demand without interest from a related party.

The total of the above liabilities as shown in the Balance Sheet is $152,577.

Director Compensation

For the nine months ended September 30, 2015 the Company has paid $197,544 in consulting fees to directors and officers for services rendered and $43,080 for the nine months ended September 30, 2014.

NOTE 6 – UNEARNED REVENUE AND DEPOSITS

The Company entered into a royalty agreement for its Transprop AGG transfer container system on April 8, 2014 with an initial term of 120 months. The Company received $110,000 in exchange for a one quarter of one percent (0.25%) royalty from the net profits of all sales, leases, or other commercial disposition of the Transprop AGG system. Royalties are not payable until the first calendar quarter in which the Company achieves an operating profit from its sales of the Transprop AGG system. Earnings for the nine months ended September 30, 2015 and 2014 were $8,250 and $5,500, respectively.

The Company also received and included $72,580 in deferred revenue, which will be earned when the Company achieves certain mining goals.

In the quarter ended June 30, 2015, the Company received $1,064,874 as an advance payment for the delivery of "barite mesh" which is used primarily in offshore oil drilling. The barite is mined first in rock form, then ground to 200 mesh, transported from a processing plant as bagged product, and shipped. The ground barite is known as 200 mesh.

The Company, during the same period, paid a processing plant $357,000 to begin processing barite mesh for the Company's customer and made a second payment during the quarter ended September 30, 2015 of $274,750 totaling $631,750. This has been included in the balance sheet as a deposit with suppliers.

The Company anticipates completing the process and recognizing sales and costs upon delivery by the fourth quarter of 2015.

The Company also received $50,000 in June 2014 as a deposit until such time as certain mineral rights production is commenced.

Unearned revenue totals as shown on the balance sheet are the $1,064,874 plus $165,163 equaling $1,230,037 of which $11,000 and $1,064,874 or $1,075,874 is shown as a short term unearned or deferred revenue and $154,163 as long-term unearned or deferred revenue.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

Mineral Prospect Obligation - Effective on February 9, 2011, the Company entered into an agreement ("the Option) between the Company and Richard and Gloria Kwiatkowski ("the Seller"). The Option provides for the development of 136 claim units covering a series of nickel-colbalt-gold-platinum group element prospects, which prospects are located 35 kilometers northwest of Thunder Bay, Ontario (the "Prospects").

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

The Company's royalty claim commitments are presented at the present value of expected future cash flows resulting in a liability of $124,200. Interest on the discounted royalty claims accrues at 12% per annum. Accrued interest was $63,633 as of September 30, 2015 net of the $2,000 payment made during August 2014. As of September 30, 2015, the liability balance was $187,833, and included $75,000 in past due amounts and $112,833 due long term.

Barite Mesh Processing – During the quarter ended June 30, 2015, the Company entered into a contract for the delivery of "barite mesh" and received $1,064,874 as an advance payment. The Company made payments to a processing plant totaling $631,750 to process barite mesh for this customer. The Company is obligated to deliver the product to the customer upon completion of the barite mesh processing.

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

NOTE 8 – STOCKHOLDERS' DEFICIT

Authorized

On June 6, 2015, by certificate of amendment the Company increased its authorized shares to 1,000,000,000 shares of common stock,

Shares Issued

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

In the third quarter of 2015, the Company issued 17,950,000 shares of stock. Of this amount, 2,900,000 shares were issued for cash of $29,000, 50,000 shares for cash paid during a previous period, and 15,000,000 shares for services valued at market, of which $101,536 was earned, and $114,264 will be earned in future periods and are shown in the statement of equity as shares to be earned.

Stock Warrants

No warrants were issued or outstanding during the three and nine months ended September 30, 2015 and 2014.

NOTE 9 – DEBT RELATED PARTY/ACCRUED INTEREST RELATED PARTY

As of June 15, 2011, former management of the Company signed a resolution approving the issuance of promissory notes in the amount of $271,331 to Falco Investments, Inc. New management of the Company now believes that the old management was not acting in the best interest of the Company when they authorized these expenses and subsequently approved the issuance of the notes. The Company has recorded the balance of $1,030,736 due to Falco Investments, Inc. of which $695,588 as a disputed debt and $335,148 as accrued interest to September 30, 2015. The Company has decided to contest the current balance claimed to be due to Falco. Falco Investments initiated a lawsuit referred to in Note 8 in November of 2011 which has not progressed.

While the amount is deemed frivolous the Company has included this debt on the balance sheet until an eventual resolution is completed.

NOTE 10 – NOTES PAYABLE

The Company also received a $150,000 no interest bearing loan due May 31, 2015, which has been extended to March 31, 2016. The Company incurred an interest penalty of $25,000 to extend the loan. The new amount owed is $175,000.

On May 23, 2013, Double Crown Resources, Inc. initiated suit against Synergy Natural Resources, LLC ("Synergy") in the United States District Court for the Southern District of Texas (Houston Division), requesting declaratory relief relating to alleged trade secrets and rights to patent protection on Double Crown's commodity transport container system. Synergy asserted counterclaims including misappropriation of trade secrets, breach of contract, tortious interference with prospective contracts or business relations, and business disparagement. On October 6, 2014, following full-day mediation before former judge Alvin L. Zimmerman, Double Crown and Synergy representatives reached an agreement in principle regarding settlement of the litigation. To avoid the cost and uncertainty of litigation, Double Crown, without admitting any liability, agreed to pay Synergy a total of $630,000 within one year, plus three million shares of stock. In return, Synergy agreed to dismiss its remaining claims against, and indemnify, Double Crown regarding any third party claims arising from the Synergy's claims. Under the agreement outlined in the final settlement documents and approval by the Court, both parties will be free to pursue their respective commodity transport container systems. As part of the settlement agreement, Double Crown paid $30,000 and executed a $600,000 promissory note. The promissory note requires an initial payment of $25,000 six months from the date of the settlement agreement with additional $25,000 payments each month thereafter until paid. As of the date of this report, only one of the $25,000 monthly installment payments has been made.

NOTE 11 – SUBSEQUENT EVENTS

The Company has issued an additional 3,000,000 shares of stock in connection with the settlement of the Synergy lawsuit.

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

In early 2015 the oilfield services industry experienced restructuring and reorganizing to meet current market demands for drilling. As a result, the customers of many oilfield service companies, including our own, have reduced or modified their drilling projects. Our potential customers have continued to request salesquotationsforindustrialquantitiesofdrillingmaterialsforoilfieldprojects, and we hope to complete a sales contract for such commodities in the near term.

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

We have advanced the design of the container system. On October 29, 2014, we filed another provisional patent application containing further updates to the technology and design of the unit contained in the provisional patent filing of April 11, 2014. On October 30, 2014, we announced the Translock² (Trans-lock Squared), the redesigned, aggregate material transport system for water, road and rail shipments. The design goal of Translock² was to use a standardized system for the majority of products–a system that is universal and superior to the previous prototype (Transprop AGG). The Company believes that the Translock² can offer a solution to the significant capacity shortage in the North American rail industry which has been precipitated by the rapidly growing demands of the shale oil and gas drilling boom. Translock² can be used to convert ordinary flatbed rail cars, which are available in plentiful supply but generally not useful for aggregate cargo, into 100 ton, sealed aggregate commodity carriers. This will free the existing covered container rail cars to service all other industries.

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

A standard rail car can transport a maximum of 100 tons of aggregate material. By connecting four Translock² containers, this system is able to duplicate that same quantity of material to be transferred at close to the current transfer rate. Unlike a covered rail car, Translock² containers can be off-loaded and used as silos and/or storage to be transferred at a time of choice. These units can carry aggregates, chemicals, fluids, and virtually all types of commodity products. Some Translock² containers will be industry specific and will have industry specific hoses, valves, attachments, liners, etc., and conveyance delivery systems. The Translock² has the capability of reducing the bottlenecks currently experienced at the transload facilities as it can be offloaded from rail to truck and delivered to its destination, or offloaded and used as a silo at the transload (to be loaded to transport at a later date), or shipped directly to the final destination with no transfer in between.

Lastly, the Translock² is environmentally friendly in that it alleviates the risk of debris that can be left behind by super sacks (in the ocean and on land) and greatly reduces the risk of spillage of frac and resin coated sands and ceramic proppants.

On December 4, 2014, we filed a utility patent application for the interlocking container we refer to as Translock². On April 13, 2015, we filed an International Patent Application with the U.S. Patent and Trademark Office (U.S. PTO) in accordance with the Patent Cooperation Treaty (PCT) for the Translock2. Recent positive results were received in that the associated International Search Report (ISR) has confirmed that this leading-edge technology does exhibit the novelty and inventive features required by current international patent treaties. Following this progress, Double Crown intends to pursue patent protection in several countries as it expands the use of the innovative Translock2 system. Plans to pursue international patent protection and to introduce the Translock2 into international markets are contingent on our ability to secure sufficient funding, which is not assured.

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

Liquidity and Capital Resources

During the quarter ended September 30, 2015, we generated working capital to fund operations through the sale of our common stock and debt financing. We anticipate that revenue from our oilfield services operations will support our operating expenses in the first half of 2016, including our general and administrative expenses. However, if we do not generate sufficient revenue through operations, we will need to raise additional capital through the issuance of equity and/or debt securities in order to support our operations. There is no guarantee that we will be able to secure such financing on commercially reasonable terms, and the issuance of such securities could have a dilutive effect on our shareholders.

Planned Capital Expenditures

At September 30, 2015, should funding become available, the Company would be responsible for a $200,000 payment referred to in Notes to the financials (5).

A summary of our cash flows during the nine months ended September 30, 2015 and 2014 follows.

Operating Activities

We have not generated positive cash flows from operating activities. Cash used in operating activities during the nine months ended September 30, 2015 was $163,356 compared to $639,723 used during the nine months ended September 30, 2014. The decrease is a result of the increased cash flow from $1,056,624 in deferred revenue and a reduction in net loss from $2,075,418 for the nine months ended September 30, 2014 to $1,487,288 for the nine months ended September 30, 2015 as we scaled back operations due to decreased activity in the oil and gas industry.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2015 was $16,128, as compared to $11,860 for the nine months ended September 30, 2014. This activity was due to the investment in capital equipment.

Financing Activities

Total net cash provided by financing activities was $200,226 for the nine months ended September 30, 2015, which consisted of $150,000 proceeds from loans and $44,250 in proceeds from the issuance of our common stock in a private placement offering. We also repaid $5,022 in loans during the nine months ended September 30, 2015. This compares to total net cash provided by financing activities for the nine months ended September 30, 2014 of $621,441, all of which came from the issuance of our common stock in private placement offerings.

At September 30, 2015, we had cash totaling $41,152, as compared to $13,009 at September 30, 2014. We are currently not generating sufficient revenue to sustain our operations. We anticipate generating revenue from operations in the first half of 2016 that may be sufficient to sustain our operations through December 31, 2016. If we are unable to generate sufficient revenue from operations, we will need to raise capital from the issuance of equity or debt securities, and there is no guarantee that we will be able to obtain such capital at commercially reasonable terms.

Results of Operations – Comparative Financial Information for the three months ended September 30, 2015.

The following table sets forth certain of our operating information for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Difference 2015 versus 2014

Revenue	$2,750	$2,750	$-

Operating Expenses:
Research and Development	2,180	-	2,180
Professional Fees	25,698	522,466	(496,768)
General and administrative	177,432	24,869	152,563
General – related party	120,921	33,080	87,841
Operating Loss	(323,481)	(577,665)	254,184

Other (Income) Expense:
Interest expense	31,949	4,322	27,627
Interest expense – related party	23,556	23,556	-
Net Loss	$(378,986)	$(605,543)	$226,557

Operating Revenues

We generated $2,750 in revenue during the quarter ended September 30, 2015 and $2,750 in revenue during the quarter ended September 30, 2014.

Operating Expenses

During the quarter ended September 30, 2015, we incurred operating expenses of $326,231 compared to $580,415 incurred during the quarter ended September 30, 2014, a decrease of $254,184. The decrease in operating expenses from the third quarter of 2014 to the third quarter of 2015 was primarily due to the decrease in our professional fees by $496,768 as we scaled back business development operations due to a slowdown in the oil and gas industry. Although we continued to incur compliance costs and legal fees associated with litigation matters during the quarter ended September 30, 2015, these costs were lower than those incurred in the quarter ended September 30, 2014 due to a reduction in litigation activity (see Part II. Item 1. Legal Proceedings). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the quarter ended September 30, 2015 totaled $55,505, compared to other expenses of $27,878 for the quarter ended September 30, 2014. The increase was due to a $27,627 increase in interest expense.

Net Loss

Our net loss for the quarter ended September 30, 2015 was $378,986 compared to a net loss of $605,543 during quarter ended September 30, 2014. The decrease of $226,557 in net loss is primarily a result of the $496,768 decrease in professional fees discussed above under "Operating Expenses."

Results of Operations – Comparative Financial Information for the nine months ended September 30, 2015

The following table sets forth certain of our operating information for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Difference 2015 versus 2014

Revenue	$8,250	$5,500	$2,750

Operating Expenses:
Research and Development	65,456	-	65,456
Professional Fees	175,263	1,155,460	(980,197)
General and administrative	344,401	798,863	(454,462)
General – related party	197,544	43,080	(154,464)
Operating Loss	(778,195)	(1,991,903)	1,213,708)

Other (Income) Expense:
Loss on intellectual property settlement	600,000	-	600,000
Interest expense	38,425	12,847	25,578
Interest expense – related party	70,668	70,668	-
Net Loss	$(1,487,228)	$(2,075,418)	$588,190

Operating Revenues

We generated $8,250 in revenue during the nine months ended September 30, 2015 and $5,500 in revenue during the nine months ended September 30, 2014.

Operating Expenses

During the nine months ended September 30, 2015, we incurred operating expenses of $778,195 compared to $1,991,903 incurred during the nine months ended September 30, 2014, a decrease of $1,213,708. The decrease in operating expenses from the third quarter of 2014 to the third quarter of 2015 was primarily due to a reduction in professional fees of $980,197; this reduction was a result of reduced legal fees associated with litigation matters (see Part II. Item 1. Legal Proceedings) and lower professional consulting fees due to a decrease in business development activities. General and administrative expenses decreased by $454,462 due to decreased activity at the marketing office in Houston, Texas. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Other Income (Expenses)

Other expenses incurred during the nine months ended September 30, 2015 totaled $709,093, compared to other expenses of $83,515 for the nine months ended September 30, 2014. The increase was due to a $25,578 increase in interest expense, and a $600,000 loss in respect of the intellectual property settlement agreement described in Part II, Item 1 "Legal Proceedings".

Net Loss

Our net loss for the nine months ended September 30, 2015 was $1,487,288 compared to a net loss of $2,075,418 during nine months ended September 30, 2014. The decrease of $588,190 in net loss is primarily a result of the decreased activity, including the reduction of employees at our marketing office in Houston, Texas, as we cut back on activity in our oilfield services operations until such time as customer demand justifies such expenses.

Going Concern Consideration

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements, as well as the Notes to the Consolidated Financials for the quarter ended September 30, 2015, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

As of September 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Report. Non-effectiveness of disclosure controls was primarily a function of our increasing scope of operations with limited human and financial resources.

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

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015 and communicated to management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SHARES ISSUED

During the quarter ended September 30, 2015, we issued 17,950,000 shares of our common stock, of which 2,900,000 shares were issued for subscriptions paid of $29,000, 50,000 shares were issued for subscriptions previously paid, and 15,000,000 shares were issued for services.

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

3(i)

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-1 filed with the Commission on June 16, 2006), as amended by Articles of Incorporation dated August 31, 2015 (incorporated by reference to Exhibit 3.1 from the Company's Def14A filed with the Commission on April 27, 2015).

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

25

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

DOUBLE CROWN RESOURCES, INC.

Dated: November 20, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
President/Chief Executive Officer

DOUBLE CROWN RESOURCES, INC.

Dated: November 20, 2015	By:	/s/ Jerold S. Drew
Jerold S. Drew
Chief Financial Officer

27